Form 10-Q
period 1994-12-31
MPSI SYSTEMS INC
filed 1995-02-10
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR THE THREE MONTHS ENDED DECEMBER 31, 1994         COMMISSION FILE NO. 0-11527




                               MPSI SYSTEMS INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                              73-1064024
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



                8282 South Memorial Drive, Tulsa, Oklahoma 74133
- --------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)



Registrant's telephone number, including area code                (918) 250-9611
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
     -----              -----


Number of shares of common stock outstanding at December 31, 1994 -    2,728,411
                                                                   -------------

                                     INDEX




                                                                                                                            Page No.
                                                                                                                            --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - December 31, 1994
                 and September 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3

           Consolidated Statements of Operations -
                 Three Months Ended December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .           5

           Consolidated Statement of Stockholders' Equity -
                 Three Months Ended December 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6

           Consolidated Statements of Cash Flow -
                 Three Months Ended December 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .           7

           Notes To Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9



Part II.  OTHER INFORMATION (Including Index to Exhibits) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13


                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



Assets
- -------------------------------------------------------------------------------------------------------------------
                                                                        December 31,                  September 30,
                                                                                1994                           1994
- -------------------------------------------------------------------------------------------------------------------
                                                                         (unaudited)
Current assets:

      Cash and cash equivalents                                        $   783,000                    $   635,000

      Short-term investments, at cost                                       45,000                         44,000

      Receivables:
           Trade                                                         2,912,000                      2,089,000
           Current portion of long-term receivables                      2,020,000                      2,313,000

      Work in process inventory                                            595,000                        532,000

      Prepayments                                                          166,000                        216,000
- -----------------------------------------------------------------------------------------------------------------
               Total current assets                                      6,521,000                      5,829,000

Long-term receivables, net of current portion
      and unamortized discount                                           1,722,000                      1,790,000

Property and equipment, net of accumulated amortization                    920,000                        987,000

Software products, net of accumulated amortization                         600,000                        601,000

Other assets                                                               526,000                        527,000
- -----------------------------------------------------------------------------------------------------------------

              Total assets                                             $10,289,000                    $ 9,734,000
=================================================================================================================



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

Liabilities and Stockholders' Equity

                                                December 31,      September 30,
                                                        1994               1994
- -------------------------------------------------------------------------------
                                                 (unaudited)
Current liabilities:

      Accounts payable                           $ 1,315,000        $ 1,224,000
      Accrued liabilities                          1,082,000          1,160,000
      Deferred revenue                             3,698,000          3,392,000
      Net current liabilities of discontinued         11,000             58,000
        operations
- -------------------------------------------------------------------------------
             Total current liabilities             6,106,000          5,834,000

Non-current deferred revenue                       1,194,000          1,068,000
Other noncurrent liabilities                         244,000            349,000
- -------------------------------------------------------------------------------

             Total liabilities                     7,544,000          7,251,000
- -------------------------------------------------------------------------------

Commitments and contingencies                              -                  -

Stockholders' equity (Note 2):
      Preferred Stock, $.10 par value, 1,000,000
           shares authorized, none issued or
           outstanding                                     -                  -
      Common Stock, $.05 par value, 20,000,000
           authorized, 2,728,000 shares issued
           and outstanding at December 31 and
           September 30, 1994                        136,000            136,000
      Junior Common Stock, $.05 par value, 500,000
           shares authorized, none issued or
           outstanding                                     -                  -

      Additional paid-in capital                  12,742,000         12,742,000

      Deficit                                    (11,197,000)       (11,369,000)

      Foreign currency translation adjustment      1,064,000            974,000
- -------------------------------------------------------------------------------

             Total stockholders' equity            2,745,000          2,483,000
- -------------------------------------------------------------------------------

             Total liabilities and stockholder   $10,289,000        $ 9,734,000
                 equity
===============================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

- -------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended December 31,
                                                                                    -------------------------------
                                                                                              1994             1993
- -------------------------------------------------------------------------------------------------------------------
Revenues:
      Software maintenance and information services                                 $  4,659,000        $ 4,344,000
      Software                                                                           252,000             13,000
- -------------------------------------------------------------------------------------------------------------------

        Total revenues                                                                 4,911,000          4,357,000
- -------------------------------------------------------------------------------------------------------------------

Cost of Sales:
      Software maintenance and information services                                    1,903,000          1,670,000
      Software                                                                            30,000             60,000
- -------------------------------------------------------------------------------------------------------------------

        Total cost of sales                                                            1,933,000          1,730,000
- -------------------------------------------------------------------------------------------------------------------

        Gross profit                                                                   2,978,000          2,627,000
Operating expenses:
      General and administrative                                                         646,000            610,000
      Marketing                                                                        1,644,000          1,290,000
      Research and development                                                           609,000            544,000
- -------------------------------------------------------------------------------------------------------------------

        Total operating expenses                                                       2,899,000          2,444,000
- -------------------------------------------------------------------------------------------------------------------

        Operating income                                                                  79,000            183,000
Other income (expense):
      Interest income                                                                     40,000             52,000
      Interest expense                                                                    (2,000)            (5,000)
      Gain on foreign exchange                                                            91,000             42,000
      Other, net                                                                           5,000             (3,000)
- -------------------------------------------------------------------------------------------------------------------

        Income before income taxes                                                       213,000            269,000
Provision for income taxes                                                               (41,000)           (58,000)
- -------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                                        172,000            211,000


Loss from discontinued operations                                                              -            (88,000)
- -------------------------------------------------------------------------------------------------------------------

        Net income                                                                  $    172,000        $   123,000
===================================================================================================================

Income (loss) per share:
      Continuing operations                                                         $        .06        $       .07
      Discontinued operations                                                                  -               (.03)
- -------------------------------------------------------------------------------------------------------------------

        Net income per share                                                        $        .06        $       .04
===================================================================================================================



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1994
                                  (UNAUDITED)





- -----------------------------------------------------------------------------------------------------------------
                                                                                      Foreign
                                   Common stock     Additional                       currency               Total
                        -----------------------        paid-in                    translation       stockholders'
                             Shares      Amount        capital        Deficit      adjustment              equity
- -----------------------------------------------------------------------------------------------------------------
Balance,
   September 30, 1994     2,728,000    $136,000    $12,742,000   $(11,369,000)     $  974,000          $2,483,000

   Net income                     -           -              -        172,000               -             172,000

   Foreign currency
     translation
     adjustment                   -           -              -              -          90,000              90,000
- -----------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1994      2,728,000    $136,000    $12,742,000   $(11,197,000)     $1,064,000          $2,745,000
=================================================================================================================





See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                    (NOTE 3)



- ------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended December 31,
                                                                                  --------------------------------
                                                                                            1994              1993
- ------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                   $    172,000      $    211,000
Adjustments to reconcile income from continuing operations
      to cash provided (used) by continuing operations:
        Depreciation and amortization of property and equipment                           99,000            98,000
        Amortization of software products                                                 30,000            60,000
        Gain on sale of assets                                                            (5,000)           (9,000)
Changes in assets and liabilities:
      Decrease (increase) in assets:
        Receivables                                                                     (462,000)          856,000
        Inventories                                                                      (63,000)           29,000
        Other                                                                             51,000           152,000
Increase (decrease) in liabilities:
        Trade payables and accruals                                                      (46,000)         (671,000)
        Taxes payable                                                                     (3,000)            9,000
        Deferred revenue                                                                 432,000          (724,000)
- -------------------------------------------------------------------------------------------------------------------

        Net cash provided by operations                                                  205,000            11,000
- -------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations:
Adjustments to reconcile loss from discontinued operations                                     -           (88,000)
      to cash provided by discontinued operations:
        Provision for loss on accounts receivable                                              -             1,000
        Depreciation and amortization of property and equipment                                -             9,000
Changes in assets and liabilities                                                              -           200,000
- ------------------------------------------------------------------------------------------------------------------

        Net cash provided by discontinued operations                                           -           122,000
- ------------------------------------------------------------------------------------------------------------------

        Net cash provided by operations                                                  205,000           133,000
- ------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Decrease (increase) in short-term investment                                        (1,000)          (38,000)
      Purchase equipment                                                                 (33,000)          (38,000)
      Software development                                                               (29,000)          (40,000)
      Proceeds from disposition of assets                                                  6,000                 -
      Net investment activities of discontinued operations                                     -           (31,000)
- ------------------------------------------------------------------------------------------------------------------

        Net cash used by investing activities                                            (57,000)         (147,000)
- ------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities                                                           -                 -
- ------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                    148,000           (14,000)


Cash and cash equivalents at beginning of period                                         635,000           415,000
- ------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $    783,000      $    401,000
==================================================================================================================

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    General Notes

      Certain notes to the September 30, 1994 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended December 31, 1994. Accordingly, reference should be made to the audited financial statements at September 30, 1994.

      In the opinion of the Company, the unaudited consolidated financial statements as of December 31, 1994 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The results of operations for the three months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.


 2.   Stock Transactions

      During the quarter ended December 31, 1994 the Company collected approximately $6,000 of receivables held over from the September 1, 1994 sale of assets by its Retail Systems, Inc. subsidiary. During the same period, the Company settled severance and close-down liabilities of approximately $53,000 accrued at the time of disposition. At December 31, 1994 there remained approximately $11,000 of accrued employee health insurance liabilities expected to be settled during the fiscal quarter ending March 31, 1995.


 3.   Supplemental Cash Flow Information

      The Company paid interest of $2,000 and $5,000 during the three months ended December 31, 1994 and 1993, respectively. Income taxes of $43,000 and $50,000 were paid during the quarter ended December 31, 1994 and 1993, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    MPSI Systems Inc. reported net income from continuing operations of $172,000 or $.06 per share for the quarter ended December 31, 1994 on revenues of $4,911,000 compared with $211,000 or $.07 per share on revenues of $4,357,000 for the first fiscal quarter last year.

    REVENUES.   Revenues in the comparative quarter ended December 31, 1994 were favorably impacted by an unusual contract adjustment with a European client. Such adjustment accounted for all of the software revenues in that quarter and contributed approximately $324,000 of market study revenues without any costs. Subsequent discussions in this report concerning comparison of affected accounts will ignore that transaction.

    Software revenues increased $252,000 compared with the year-ago quarter reflecting revenue from three new clients. These new clients represent a Scandinavian postal service and petroleum clients in Thailand and the U.S. Software maintenance revenue declined $216,000 principally related to maintenance revenues from one U.S. software user who renewed its software license for three years beginning in March 1994. The license renewal contractually tied maintenance activities and revenues to the delivery of world- wide market studies to the licenser's affiliates. Since the renewal, only nominal new market study orders to which this contract applies have been received. The Company is, however, currently negotiating a substantial market study order package with the licenser and expects maintenance revenues in future periods to increase to more comparable levels as a result thereof.

    Revenues from market study and consulting services are up approximately $877,000 or 22% compared with the year-ago quarter. Geographically, such increase reflects improvement in the Pacific Rim - $480,000 or 27%; North America - $313,000 or 25% and South America - $67,000 or 20%. Our European operations are flat compared with last year's quarter. Although the Company does not anticipate substantial improvement in that European trend during the remainder of fiscal year 1995, several clients and former clients are very interested in recently released products aimed at providing customized market information. Such information is substantially less expensive than full-blown market studies and, while such services do not provide the market place modeling attributes of the Company's more expansive products, they do allow clients with smaller networks or more limited budgets to have access to market information.

    MPSI continues to pursue business opportunities with the United States Postal Service. The Company is currently developing a $300,000 market study of a major U.S. metropolitan area as a test project and anticipates delivery in May 1995. Any subsequent business, should it be forthcoming, is not expected to impact the 1995 results of operations until late in the fiscal year. Management believes there is substantial business opportunity in this industry sector.

    Although not significantly impacting the results of operations in the current quarter, MPSI has been providing services recently to petroleum companies seeking to align themselves with quick service restaurants in order to increase retail traffic. These services have thus far been performed primarily for four major oil company clients in North and South America. However, MPSI's multinational petroleum clients may move the same philosophy overseas if it is successful in the Americas. This could provide MPSI an opportunity to serve not only major petroleum clients but stand-alone quick service restaurants and smaller independent petroleum marketers as well.

    GROSS PROFIT. Gross profit on market study services as a percent of revenues increased to approximately 58% during the quarter ended December 31, 1994 from 55% during the comparable quarter last year. This profitability increase was attributable to production process improvements and technology being applied to information gathering, geographic mapping and data base production methods.

    Amortization of software development costs, which accounts for the Software Cost of Sales in the Consolidated Statements of Operations, was lower during the quarter ended December 31, 1994 than in the comparable quarter last year. This is primarily attributable to lower cost capitalization as certain of the Company's new products approach commercial release. The Company anticipates that such amortization costs will increase in subsequent quarters as new products are commercially released.  The commercial version of PVO(TM) is scheduled for
release this summer.   MPSI anticipates release of its new CAPS(TM) model for
the United States during the second fiscal quarter ending March 31, 1995. Subsequent geographical releases of that product are scheduled for Europe in the third quarter, South America in the fourth quarter, Japan in the first fiscal quarter of 1996 and Southeast Asia during the 1996 second quarter.

    OPERATING EXPENSES.   Operating expenses were $455,000 or 19% higher than
for the same quarter last year. General and administrative expenses are up compared with December 31, 1993 primarily due to the costs associated with updating an active registration statement in order to reflect the September discontinuance of operations by a subsidiary (see "Discontinued Operations" below). Comparability of marketing expense between the two quarters was affected by the severe staff reductions undertaken in 1993 which left staff levels at December 31, 1993 at the lowest point in several years. Such staff reductions had been undertaken in order to more properly align costs with the then current level of revenues. Subsequent to December 31, 1993 as revenues increased and new products approached commercial release, the Company has selectively added staff to meet new demand. Cost increases reflected in the current quarter were principally directed at South American business opportunities and at increased technical expertise related to the PVO(TM) product. Research and development costs increased compared with last year principally due to a lower percentage of personnel costs being capitalized. As the CAPS(TM) product nears delivery for the U.S. market, resources are shifting to specification and planning phases on other projects. Such costs are not capitalizable in accordance with the Company's current accounting policies.

    OTHER INCOME (EXPENSE).   As noted above, a substantial portion of the
increase in revenues during the quarter ended December 31, 1994 was attributable to the Pacific Rim. Such revenues are generally billed in Singapore Dollars. The Singapore Dollar continued to increase in strength compared with the U.S. Dollar since September 30, 1994. The Company accordingly realized higher exchange gains on such transactions in the quarter ended December 31, 1994. Income taxes set forth in the Consolidated Statements of Operations are primarily foreign income taxes withheld at the source by our clients. The Company still has substantial net operating loss carryforwards for U.S. tax purposes and is not anticipating significant U.S. tax expense this fiscal year.

    DISCONTINUED OPERATIONS.   The operations of a wholly owned subsidiary,
Retail Systems, Inc., which was discontinued September 1, 1994, contributed a loss of $88,000 or $.03 per share during the prior year quarter. Although such operations contributed positively to cash flow from operations for the quarter ended December 31, 1993 as set forth in the Consolidated Statements of Cash Flow, such operations had not previously been positive cash contributors and did not positively contribute between December 31, 1993 and September 1, 1994, the date on which operations were terminated. During the quarter ended December 31, 1994 the Company liquidated severance and other obligations totaling $47,000 accrued at the disposition date. The remaining obligations of $11,000 at December 31, 1994 relate primarily to employee insurance claims which will be liquidated in the Company's second fiscal quarter of 1995.


FINANCIAL CONDITION AND LIQUIDITY

    WORKING CAPITAL.   Cash and working capital improved by approximately
$148,000 and $420,000, respectively, during the quarter ended December 31, 1994, reflecting better liquidity. Reflected in the working capital improvements was an increase in receivables and a decline in payables and accruals. The increase in receivables reflects advanced billings to Japanese and U.S. clients from whom business levels are higher than during the same quarter last year. Portions of such advance billings are offset in deferred revenue based upon the percent of completion applicable to each underlying market study project. Accounts payable and accrued liabilities at December 31, 1994 rose $13,000 compared with December 31, 1993, but actually declined $97,000 if a reclassification from Other Non-current Liabilities in the amount of $110,000 is taken into account. The reclassification related to an obligation for deferred compensation payable in November 1995 at the earliest. Such obligation was classified as non-current at September 30, 1994 but as a current accrued liability at December 31, 1994.

    The Company had a line of credit with its principal bank in the amount of $375,000 at December 31, 1994, none of which was in use. As set forth in its Annual Report, the availability under such line of credit declines $25,000 each quarter.

    NON-CURRENT ASSETS.   Property and equipment declined during the quarter
ended December 31, 1994 as the result of normal depreciation in the amount of $99,000 which exceeded new equipment additions of $33,000. Additional equipment costing approximately $360,000 is anticipated during the remainder of fiscal year 1995, all of which is expected to be funded from operations.

    NON-CURRENT LIABILITIES AND EQUITY.   Non-current deferred revenue
increased reflecting the deferred maintenance components of the new software licenses. Other non-current liabilities declined as the result of the $110,000 deferred compensation reclassification discussed above. In addition to the change applicable to quarterly net income, equity increased approximately $90,000 reflecting the stronger Singapore Dollar investment in its Pacific Rim operations.

                          PART II - OTHER INFORMATION





Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K.
                                                                            Page
           (a)      Exhibit:                                                ----
                    11.1   Earnings per share computation                    14
                    27.1   Financial Data Schedule                           15

           (b) Reports on Form 8-K - No reports on such form were filed during the quarter ended December 31, 1994.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                        MPSI SYSTEMS INC.




Date     February 8, 1995               By   /s/ Ronald G. Harper
         ----------------                    ------------------------
                                             Ronald G. Harper, President
                                             (Chief Executive Officer)
                                             and Director





Date     February 8, 1995               By   /s/ James C. Auten
         ----------------                    ------------------------
                                             James C. Auten
                                             Corporate Controller
                                             (Principal Accounting
                                             and Financial Officer)

                                EXHIBIT INDEX


Exhibit
   No.                      Description
- -------                     -----------
 11.1           Earnings per share computation
 27.1           Financial Data Schedule
