Form 10-Q
period 1995-03-31
MPSI SYSTEMS INC
filed 1995-05-12
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR THE SIX MONTHS ENDED MARCH 31, 1995              COMMISSION FILE NO. 0-11527




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



                8282 South Memorial Drive, Tulsa Oklahoma 74133
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

Yes    X             No
      ---                 ---


Number of shares of common stock outstanding at March 31, 1995 -       2,728,412
                                                                ----------------

                                     INDEX




                                                                                                        Page No.
                                                                                                        --------
Part I.  FINANCIAL INFORMATION:

     Financial Statements:
          Consolidated Balance Sheets - March 31, 1995 and September 30, 1994   . . . . . . . . . .            3

          Consolidated Statements of Operations - Three Months and Six Months
               Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .            5

          Consolidated Statement of Stockholders' Equity - Six Months
               Ended March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6

          Consolidated Statements of Cash Flow - Six Months Ended
               March 31, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .            8

     Management's Discussion and Analysis of Financial Condition and
          Quarterly Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9

Part II.  OTHER INFORMATION (Including Index to Exhibits) . . . . . . . . . . . . . . . . . . . . .           11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

Assets
- ---------------------------------------------------------------------------------------------------------------------
                                                                              March 31,                 September 30,
                                                                                   1995                          1994
- ---------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current assets:

     Cash and cash equivalents                                           $      860,000                  $    635,000

     Short-term investments, at cost                                             46,000                        44,000

     Receivables:
          Trade                                                               2,749,000                     2,089,000
          Current portion of long-term receivables                            1,749,000                     2,313,000

     Work in process inventory                                                  876,000                       532,000

     Prepayments                                                                298,000                       216,000
- ---------------------------------------------------------------------------------------------------------------------
               Total current assets                                           6,578,000                     5,829,000

Long-term receivables, net of current portion
     and unamortized discount                                                 1,798,000                     1,790,000

Property and equipment, net of accumulated amortization                       1,005,000                       987,000

Software products, net of accumulated amortization                              634,000                       601,000

Other assets                                                                    537,000                       527,000
- ---------------------------------------------------------------------------------------------------------------------

               Total assets                                              $   10,552,000                  $  9,734,000
=====================================================================================================================



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)



Liabilities and Stockholders' Equity
- ---------------------------------------------------------------------------------------------------------------------
                                                                              March 31,                 September 30,
                                                                                   1995                          1994
- ---------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current liabilities:

     Accounts payable                                                       $ 1,015,000                   $ 1,224,000
     Accrued liabilities                                                      1,399,000                     1,160,000
     Deferred revenue                                                         3,582,000                     3,392,000
     Net current liabilities of discontinued operations                          11,000                        58,000
- ---------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                      6,007,000                     5,834,000

Non-current deferred revenue                                                  1,240,000                     1,068,000
Other noncurrent liabilities                                                    248,000                       349,000
- ---------------------------------------------------------------------------------------------------------------------

               Total liabilities                                              7,495,000                     7,251,000
- ---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                         -                             -

Stockholders' equity (Note 2):
     Preferred Stock, $.10 par value, 1,000,000
          shares authorized, none issued or
          outstanding                                                                 -                             -
     Common Stock, $.05 par value, 20,000,000 shares
          authorized, 2,728,000 shares issued
          and outstanding at March 31, 1995 and
          September 30, 1994                                                    136,000                       136,000
     Junior Common Stock, $.05 par value, 500,000
          shares authorized, none issued or
          outstanding                                                                 -                             -

     Additional paid-in capital                                              12,742,000                    12,742,000

     Deficit                                                                (10,811,000)                  (11,369,000)

     Foreign currency translation adjustment                                    990,000                       974,000
- ---------------------------------------------------------------------------------------------------------------------

               Total stockholders' equity                                     3,057,000                     2,483,000
- ---------------------------------------------------------------------------------------------------------------------

               Total liabilities and stockholders' equity                   $10,552,000                   $ 9,734,000
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


- ---------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                                       ----------------------------  --------------------------------
                                                              1995             1994             1995             1994
- ---------------------------------------------------------------------------------------------------------------------
Revenues:
     Software maintenance and information services     $ 5,055,000      $ 4,062,000      $ 9,714,000      $ 8,406,000
     Software licensing                                    225,000        1,065,000          477,000        1,078,000
- ---------------------------------------------------------------------------------------------------------------------

     Total revenues                                      5,280,000        5,127,000       10,191,000        9,484,000
- ---------------------------------------------------------------------------------------------------------------------

Cost of Sales:
     Software maintenance and information services       1.986,000        1,763,000        3,890,000        3,433,000
     Software licensing                                     50,000           62,000           79,000          122,000
- ---------------------------------------------------------------------------------------------------------------------

          Total cost of sales                            2,036,000        1,825,000        3,969,000        3,555,000
- ---------------------------------------------------------------------------------------------------------------------

          Gross profit                                   3,244,000        3,302,000        6,222,000        5,929,000
Operating expenses:
     General and administrative                            645,000          644,000        1,291,000        1,254,000
     Marketing 1,760,000                                 1,304,000        3,404,000        2,594,000
     Research and development                              541,000          637,000        1,150,000        1,181,000
- ---------------------------------------------------------------------------------------------------------------------

          Total operating expenses                       2,946,000        2,585,000        5,845,000        5,029,000
- ---------------------------------------------------------------------------------------------------------------------

          Operating income                                 298,000          717,000          377,000          900,000
Other income (expense):
     Interest income                                        32,000           39,000           72.000           91,000
     Interest expense                                       (3,000)          (3,000)          (5,000)          (8,000)
     Other, net                                             97,000          (26,000)         193,000           13,000
- ---------------------------------------------------------------------------------------------------------------------
          Income before income taxes                       424,000          727,000          637,000          996,000
Provision for income taxes                                 (38,000)         (27,000)         (79,000)         (85,000)
- ---------------------------------------------------------------------------------------------------------------------

Income from continuing operations                          386,000          700,000          558,000          911,000
Discontinued operations                                          -         (110,000)               -         (198,000)
- ---------------------------------------------------------------------------------------------------------------------

          Net income                                  $    386,000     $    590,000     $    558,000     $    713,000
=====================================================================================================================



- -----------------------------------------------------------------------------------------------------------------------
Income (loss) per share:
     Continuing operations                             $       .14     $        .25     $        .20     $        .33
     Discontinued operations                                     -             (.04)               -             (.07)
- ---------------------------------------------------------------------------------------------------------------------

          Net income                                   $       .14     $        .21     $        .20     $        .26
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)





- ---------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                       Common stock     Additional                       currency               Total
                        ---------------------------        paid-in                    translation       stockholders'
                                 Shares      Amount        capital       Deficit       adjustment              equity
- ---------------------------------------------------------------------------------------------------------------------
Balance,
   September 30, 1994         2,728,000    $136,000    $12,742,000    ($11,369,000)      $974,000      $    2,483,000

   Net income                         -           -              -         558,000             -              558,000

   Foreign currency
       translation
       adjustment                     -           -              -               -         16,000              16,000
- ---------------------------------------------------------------------------------------------------------------------
Balance,
   March 31, 1995             2,728,000    $136,000    $12,742,000    $(10,811,000)      $990,000      $    3,057,000
=====================================================================================================================





See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended March 31,
                                                                                            --------------------------
                                                                                                1995              1994
- ----------------------------------------------------------------------------------------------------------------------
Net income from continuing operations                                                    $   558,000       $   911,000


Adjustments to reconcile net income from continuing
     operations to cash provided by continuing operations:
     Depreciation                                                                             197,000          194,000
     Amortization                                                                              80,000          121,000
     Loss on sale of equipment                                                                  3,000            7,000

     Changes in assets and liabilities:
          Decrease (increase) in assets:
               Receivables                                                                     83,000           35,000
               Inventories                                                                   (344,000)         (19,000)
               Other assets                                                                   (62,000)         191,000
          Increase (decrease) in liabilities:
               Trade payables and accruals                                                   (179,000)        (634,000)
               Taxes payable                                                                   16,000            2,000
               Deferred revenue                                                               198,000         (553,000)
- ----------------------------------------------------------------------------------------------------------------------

          Net cash provided by continuing operations                                          550,000          255,000
- ----------------------------------------------------------------------------------------------------------------------

Net loss from discontinued operations                                                               -          198,000
Adjustments to reconcile net loss from discontinued operations to cash used by discontinued operations:
     Depreciation and amortization                                                                  -           20,000
     Changes in noncash current assets and current liabilities                                      -         (385,000)
- ----------------------------------------------------------------------------------------------------------------------

          Net cash used by discontinued operations                                                  -         (167,000)
- ----------------------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                                           550,000           88,000
- ----------------------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
     Decrease in short-term investment                                                              -          (26,000)
     Proceeds from asset dispositions                                                          11,000            4,000
     Purchase equipment                                                                      (224,000)        (158,000)
     Software development                                                                    (112,000)        (111,000)
- ----------------------------------------------------------------------------------------------------------------------

          Net cash used by investing activities                                              (325,000)        (291,000)
- ----------------------------------------------------------------------------------------------------------------------

          Net cash used by financing activities                                                     -                -
- ----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                              225,000         (203,000)
Cash and cash equivalents at beginning of period                                              635,000          415,000
- ----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               $    860,000     $    212,000
======================================================================================================================

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   GENERAL NOTES:

     Certain notes to the September 30, 1994 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the six months ended March 31, 1995. Accordingly, reference should be made to the audited financial statements at September 30, 1994.

     In the opinion of the Company, the unaudited consolidated financial statements as of March 31, 1995 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the six months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


2.   STOCK TRANSACTIONS

     During the quarter ended March 31, 1995, the Company collected approximately $8,000 of royalties (reflected in "other income") from the August 29, 1994 sale of assets by its Retail Systems, Inc. subsidiary. At March 31, 1995, there remained approximately $11,000 of accrued employee health insurance liabilities expected to be settled during the fiscal quarter ending June 30, 1995.


3.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest of $5,000 and $8,000 during the six months ended March 31, 1995 and 1994, respectively. Income taxes of $64,000 and $89,000 were paid during the six months ended March 31, 1995 and 1994, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF CONTINUING OPERATIONS

         MPSI Systems Inc. reported net income from continuing operations of $386,000 or $.14 per share for the quarter ended March 31, 1995 on revenues of $5,280,000 compared with $700,000 or $.25 per share on revenues of $5,127,000 for the second fiscal quarter last year.

         REVENUES.    Revenues in the comparative quarter ended March 31, 1994
were favorably impacted by a substantial software license renewal covering the three-year period ending June 29, 1997. Such transaction accounted for approximately $800,000 of the software revenues and net income in that quarter. Although MPSI continues to experience good software license renewal rates and had a Japanese client extend its license through the year 2000 in the current quarter, no transaction similar in scope or amount to that 1994 transaction is reflected in the results for the quarter ended March 31, 1995.

         Revenues from market study and consulting services at March 31, 1995 were up approximately $995,000 or 24% compared with the same quarter last year. Geographically, such increases reflected improved revenues in the Pacific Rim and North America. European operations were flat compared with last year's quarter. Although the Company does not anticipate substantial improvement in that European trend during the remainder of fiscal year 1995, several clients and former clients are very interested in recently released products aimed at providing market information customized to each client's needs. Such information is substantially less expensive than full-blown market studies and does not provide the market place modeling attributes of the Company's more expansive products, but does allow clients with smaller networks or more limited budgets to have access to market information.

         MPSI continued to pursue business opportunities with the United States Postal Service. The Company currently expects to deliver a prototype market study of a major U.S. metropolitan area in June 1995. Any subsequent business, should it be forthcoming, is not expected to substantially impact the 1995 results of operations.

         GROSS PROFIT.    Gross profit on market study services as a percent of
revenues increased 7% during the quarter ended March 31, 1995 compared with the same quarterly period last year. This profitability increase was attributable to production process improvements and technology being applied to information gathering, geographic mapping and data base production methods.

         Amortization of software development costs, which accounted for the Cost of Sales - Software in the Consolidated Statements of Operations, was comparable to the March 31, 1994 quarter, but higher than the December 31, 1994 quarter as MPSI began to amortize the capitalized cost of its recently released North American CAPS (Capital Performance System) software. The Company anticipates that such amortization costs will increase in subsequent quarters of 1995 as additional new products are commercially released. The commercial version of PVO (Price Volume Optimizer) is scheduled for release
this summer.   MPSI anticipates release of its new CAPS model for Europe and
South America in September 1995, Japan in December 1995 and Southeast Asia in March 1996.

         OPERATING EXPENSES.    Operating expenses were $361,000 or 14% higher
than for the same quarter last year. General and administrative expenses are the same between the quarters. Comparability of marketing expense between the two quarters was affected by the severe staff reductions undertaken in 1993 which left the March 31, 1994 staff levels at its lowest point in several years. Such staff reductions had been undertaken in order to more properly align costs with the then current level of revenues. As revenues have increased and new products have been commercially released, the Company has selectively added staff to meet new demand. Cost increases reflected in the current quarter were principally directed at South American business opportunities and at increased technical expertise related to the PVO product. Research and development costs declined compared with last year principally due to a higher percentage of staff cost being capitalized. As the foreign CAPS versions near delivery, resources will shift to specification and planning phases on other projects. Such costs are not capitalizable in accordance with the Company's current accounting policies and, accordingly, research expenses will begin to rise in early fiscal year 1996.

         OTHER INCOME (EXPENSE).    A substantial portion of the increase in
revenues during the quarter and six months ended March 31, 1995 was attributable to the Pacific Rim. Such revenues are generally billed in Singapore Dollars. The Singapore Dollar has continued to increase in strength compared with the U.S. Dollar since September 30, 1994. The Company accordingly realized higher exchange gains on such transactions in the quarter and six months ended March 31, 1995 than in the comparable prior year periods. Income taxes set forth in the Consolidated Statements of Operations are primarily foreign income taxes withheld at the source by our clients. The Company still has substantial net operating loss carryforwards for U.S. tax purposes and is not anticipating significant U.S. tax expense this fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

         WORKING CAPITAL.    Cash and working capital improved by approximately
$156,000 and $77,000, respectively, during the quarter ended March 31, 1995, continuing a positive trend spanning several recent quarters and reflecting better liquidity. The receivables decline during the quarter of approximately $435,000 was used to fund increased work-in-process inventory related to the postal study, to prepay quarterly lease obligations and for the acquisition of computer equipment. MPSI is steadily upgrading its internal production and software development computers to newer, faster and more efficient equipment.

         The Company had a line of credit with its principal bank in the amount of $375,000 at March 31, 1995, none of which was in use.

         SOFTWARE DEVELOPMENT.    Although nominal additional software
development costs were capitalized during the quarter ended March 31, 1995, MPSI has begun development of regional CAPS releases as noted above. The initial phase of such development does not meet the criteria for capitalization and will be reflected in research and development expense. However, during the third and fourth fiscal quarters of 1995, the Company anticipates capitalizing approximately $300,000 for amortization against revenues in fiscal 1996 and 1997.

                          PART II - OTHER INFORMATION


Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders -

               (a) The annual stockholders meeting was held February 1, 1995. Proxies were solicited in accordance with Regulation 14 of the Securities Exchange Act of 1934.

               (b) All members of the Board of Directors, as previously reported in the Company's Form 10-K at September 30, 1994, were re-elected except for Mr. Herbert G. Schiff who died in January 1995. Mr. Schiff's position on the Board was not filled and will remain vacant until the next annual stockholders' meeting in February 1996.

Item 5 -- Other Information - None.

Item 6 -- Exhibits and Reports on Form 8-K

                                                                                                                 Page
                                                                                                                 ----
               (a)      Exhibit:
                        11.1   Earnings per share computation                                                      13
                        27.1   Financial Data Schedule                                                             14

               (b)      Reports on Form 8-K - None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                                                 MPSI SYSTEMS INC.




Date              May 10, 1995                              By       /s/ Ronald G. Harper
      ------------------------------------                     ------------------------------------------------------
                                                                 Ronald G. Harper, President
                                                                 (Chief Executive Officer) and
                                                                 Director





Date              May 10, 1995                              By      /s/ James C. Auten
      ------------------------------------                     ------------------------------------------------------
                                                                 James C. Auten
                                                                 Corporate Controller
                                                                 (Principal Accounting
                                                                 and Financial Officer)

                               INDEX TO EXHIBITS





Exhibit:   11.1   Earnings per share computation
           27.1   Financial Data Schedule