Form 10-Q
period 1995-06-30
MPSI SYSTEMS INC
filed 1995-08-11
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the nine months ended June 30, 1995              Commission file no. 0-11527




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



                8282 South Memorial Drive, Tulsa Oklahoma 74133
- --------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)



Registrant's telephone number, including area code          (918) 250-9611
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
      ---                 ---


Number of shares of common stock outstanding at June 30, 1995 -      2,732,000
                                                              ------------------

                                     INDEX




                                                                                                          Page No.
                                                                                                          --------
Part I.  FINANCIAL INFORMATION:

     Financial Statements:
          Consolidated Balance Sheets - June 30, 1995 and September 30, 1994    . . . . . . . . .              3

          Consolidated Statements of Operations - Three Months and Nine Months
               Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . .              5

          Consolidated Statement of Stockholders' Equity - Nine Months
               Ended June 30, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              6

          Consolidated Statements of Cash Flow -
               Nine Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . .              7

          Notes To Consolidated Financial Statements    . . . . . . . . . . . . . . . . . . . . .              8

     Management's Discussion and Analysis of Financial Condition and
          Quarterly Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . .              9


Part II.  OTHER INFORMATION (Including Index to Exhibits)   . . . . . . . . . . . . . . . . . . .             12


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13


                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



Assets
- ----------------------------------------------------------------------------------------------------------------
                                                                       June 30,               September 30,
                                                                           1995                      1994
                                                                           ----                      ----
- ----------------------------------------------------------------------------------------------------------------
                                                                    (unaudited)
Current assets:

     Cash and cash equivalents                                    $   861,000                  $   635,000
     Short-term investments, at cost                                   93,000                       44,000
     Receivables:
          Trade                                                     3,873,000                    2,089,000
          Current portion of long-term receivables                  2,228,000                    2,313,000

     Inventories                                                      691,000                      532,000

     Prepayments                                                      276,000                      216,000
- ----------------------------------------------------------------------------------------------------------------
               Total current assets                                 8,022,000                    5,829,000

Property and equipment, net                                         1,149,000                      987,000

Long-term receivables, net of current portion
     and unamortized discount                                       1,748,000                    1,790,000

Software products, net                                                709,000                      601,000

Other assets                                                          490,000                      527,000
- ----------------------------------------------------------------------------------------------------------------

               Total assets                                       $12,118,000                  $ 9,734,000
================================================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)


Liabilities and Stockholders' Equity
- -------------------------------------------------------------------------------------------------------------------------
                                                                               June 30,                 September 30,
                                                                                   1995                          1994
- -------------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current liabilities:

     Accounts payable                                                       $ 1,011,000                   $ 1,224,000
     Accrued liabilities                                                      1,331,000                     1,160,000
     Deferred revenue                                                         4,458,000                     3,392,000
     Net current liabilities of discontinued operations                               -                        58,000
- -------------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                      6,800,000                     5,834,000

Noncurrent deferred revenue                                                   1,427,000                     1,068,000
Other noncurrent liabilities                                                    164,000                       349,000
- -------------------------------------------------------------------------------------------------------------------------

               Total liabilities                                              8,391,000                     7,251,000
- -------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                         -                             -

Stockholders' Equity:
     Preferred Stock, $.10 par value, 1,000,000 shares
          authorized, none issued or outstanding                                      -                             -

     Common Stock, $.05 par value, 20,000,000 shares authorized,
          2,732,000 and 2,728,000 shares issued and outstanding at
          June 30, 1995 and September 30, 1994, respectively                    137,000                       136,000

     Junior Common Stock, $.05 par value, 500,000 shares
          authorized, none issued or outstanding                                      -                             -

     Additional paid-in capital                                              12,749,000                    12,742,000

     Deficit                                                                (10,218,000)                  (11,369,000)

     Foreign currency translation adjustment                                  1,059,000                       974,000
- -------------------------------------------------------------------------------------------------------------------------

               Total stockholders' equity                                     3,727,000                     2,483,000
- -------------------------------------------------------------------------------------------------------------------------

               Total liabilities and stockholders' equity                   $12,118,000                   $ 9,734,000
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


- -----------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended June 30,     Nine Months Ended June 30,
                                                      ---------------------------     ---------------------------
                                                            1995             1994            1995           1994
- -----------------------------------------------------------------------------------------------------------------
Revenues:
   Software maintenance/information services       $   5,792,000       $ 4,732,000    $15,506,000    $13,138,000
   Software licensing                                    322,000           860,000        799,000      1,938,000
- -----------------------------------------------------------------------------------------------------------------

       Total revenues                                  6,114,000         5,592,000     16,305,000     15,076,000
- -----------------------------------------------------------------------------------------------------------------

Cost of Sales:
   Software maintenance/information services           2,773,000         1,887,000      6,663,000      5,320,000
   Software licensing                                    113,000            62,000        192,000        184,000
- -----------------------------------------------------------------------------------------------------------------

           Total cost of sales                         2,886,000         1,949,000      6,855,000      5,504,000
- -----------------------------------------------------------------------------------------------------------------

       Gross profit                                    3,228,000         3,643,000      9,450,000      9,572,000
Operating expenses:
   General and administrative                            658,000           627,000      1,949,000      1,881,000
   Marketing                                           1,882,000         1,493,000      5,286,000      4,087,000
   Research and development                              304,000           559,000      1,454,000      1,740,000
- -----------------------------------------------------------------------------------------------------------------

       Total operating expenses                        2,844,000         2,679,000      8,689,000      7,708,000
- -----------------------------------------------------------------------------------------------------------------

       Operating income                                  384,000           964,000        761,000      1,864,000
Other income (expense):
   Interest income                                        60,000            53,000        132,000        144,000
   Interest expense                                       (1,000)           (5,000)        (6,000)       (13,000)
   Other, net                                            225,000           (48,000)       418,000        (35,000)
- -----------------------------------------------------------------------------------------------------------------

       Income before income taxes                        668,000           964,000      1,305,000      1,960,000
Provision for income taxes                               (75,000)         (109,000)      (154,000)      (194,000)
- -----------------------------------------------------------------------------------------------------------------

   Income from continuing operations                     593,000           855,000      1,151,000      1,766,000

   Loss from discontinued operations                           -          (139,000)             -       (337,000)
- -----------------------------------------------------------------------------------------------------------------

Net income                                         $     593,000       $   716,000    $ 1,151,000    $ 1,429,000
=================================================================================================================

Income (loss) per share:
   Continuing operations                           $         .21       $       .31    $       .42    $       .64
   Discontinued operations                                     -              (.05)             -           (.12)
- -----------------------------------------------------------------------------------------------------------------
      Net income                                   $         .21       $       .26    $       .42    $        52
=================================================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)


- --------------------------------------------------------------------------------------------------------------------
                                                                                   Foreign
                             Common stock        Additional                       currency
                       ---------------------      paid-in                        translation        Net capital
                          Shares      Amount      capital        Deficit         adjustment         deficiency
- --------------------------------------------------------------------------------------------------------------------
Balance,
   September 30,
       1994            2,728,000   $136,000     $12,742,000    $(11,369,000)      $  974,000      $  2,483,000

   Net income                  -          -               -       1,151,000                -         1,151,000


   Exercised
       stock options       4,000      1,000           7,000               -                -             8,000

   Foreign currency
       translation
       adjustment              -          -               -               -           85,000            85,000
- --------------------------------------------------------------------------------------------------------------------
Balance,
   June 30, 1995       2,732,000   $137,000     $12,749,000    $(10,218,000)      $1,059,000       $ 3,727,000
====================================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                  (Unaudited)

- -------------------------------------------------------------------------------------------------------------------
                                                                                       Nine Months Ended June 30,
                                                                                   --------------------------------
                                                                                      1995                    1994
- -------------------------------------------------------------------------------------------------------------------
Net income from continuing operations                                          $    1,151,000         $  1,766,000

Adjustments to reconcile net income from continuing
     operations to cash provided from continuing operations:
     Depreciation                                                                     301,000              297,000
     Amortization                                                                     188,000              183,000
     Loss on sale or abandonment of equipment                                           6,000                    -
     Write-off of software development costs                                           29,000                    -
Changes in assets and liabilities:
     Increase (decrease) in assets:
          Receivables                                                              (1,435,000)          (1,675,000)
          Inventories                                                                (159,000)            (155,000)
          Other assets                                                                  7,000              117,000
     Increase (decrease) in liabilities:
          Trade payables and accruals                                                (285,000)            (190,000)
          Taxes payable                                                                28,000              (11,000)
          Deferred revenue                                                          1,236,000              827,000
- --------------------------------------------------------------------------------------------------------------------
     Net cash provided by continuing operations                                     1,067,000            1,159,000
- --------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                                         -             (337,000)

Adjustments to reconcile net income from discontinued
     operations to cash used by discontinued operations:
     Depreciation                                                                           -               23,000

     Changes in noncash current assets and current liabilities                              -               52,000
- --------------------------------------------------------------------------------------------------------------------
     Net cash used by discontinued operations                                               -             (262,000)
- --------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           1,067,000              897,000
- --------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Decrease in short-term investment                                                (47,000)             (28,000)
     Proceeds from asset dispositions                                                   8,000                4,000
     Purchase equipment                                                              (477,000)            (301,000)
     Software development                                                            (325,000)            (378,000)
     Net investment activities of discontinued operations                                   -              (11,000)
- --------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                                (841,000             (714,000)
- --------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                       -                    -
- --------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                 226,000              183,000
Cash and cash equivalents at beginning of period                                      635,000              415,000
- --------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $      861,000         $    598,000
====================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================
1.   GENERAL NOTES:

     Certain notes to the September 30, 1994 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the nine months ended June 30, 1995. Accordingly, reference should be made to the audited financial statements at September 30, 1994.

     In the opinion of the Company, the unaudited consolidated financial statements as of June 30, 1995 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

================================================================================
2.   STATEMENT OF CASH FLOWS:

     During the quarter ended June 30, 1994, the Company settled its $105,000 matching contribution liability to the 401(k) Plan for the plan year ended December 31, 1993 by issuing approximately 24,000 previously unissued shares to the Plan. This nonmonetary transaction reduced accrued liabilities and increased both common stock and additional paid in capital.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


OPERATIONS

         MPSI Systems Inc. reported net income from continuing operations of $593,000 or $.21 per share for the quarter ended June 30, 1995 on revenues of $6,114,000 compared with $855,000 or $.31 per share on revenues of $5,592,000 for the third fiscal quarter last year. Net income from continuing operations for the nine months ended June 30, 1995 was $1,151,000 or $.42 per share on revenues of $16,305,000. The comparable nine month period of fiscal year 1994 reflected net income from continuing operations of $1,766,000 or $.64 per share on revenues of $15,076,000, and a net loss of $337,000 or $.12 per share from discontinued operations.

         REVENUES.   Revenues in the comparative quarter and nine months ended
June 30, 1994 were favorably impacted by a worldwide software license renewal with a single client covering the three-year period ending June 1997. Such transaction accounted for revenues and net income of approximately $550,000 and $1.4 million in the quarter and nine months, respectively. Although MPSI continually experiences software license renewals and has experienced software license renewals during the 1995 third quarter and nine months, no transaction similar in scope or amount to that 1994 transaction is reflected in fiscal 1995 which effects comparability between the 1995 quarter and nine months and the similar periods in fiscal 1994.

         Excluding the significant effect of the 1994 software renewal discussed above, MPSI reported software licensing revenues for the 1995 third quarter which were essentially equal to those for the third quarter last year, and were up approximately $292,000 or 57% for the nine months ended June 30, 1995 compared with the nine-month period last year. This increase was attributable primarily to clients in MPSI's Pacific Rim region who extended existing software licenses through the year 2000 taking advantage of a 25th anniversary pricing promotion by MPSI. MPSI's CAPS (Capital Planning System) software was released for North American customers in the first quarter this year and is expected to be released to both European and South American customers by December 1995. Additional CAPS releases for the Pacific Rim are scheduled for early 1996. The North American version has been well received by clients as indicated by the increase in market study data base revenues (see below).

         Revenues from market study and consulting services are up approximately $1,060,000 or 22% for the quarter ended June 30, 1995 and $2,368,000 or 18% for the nine months then ended compared with similar periods last fiscal year. Geographically, the increases reflect improved revenues in the Pacific Rim and North America. Our European operations are flat compared with last year. Although the Company does not anticipate substantial improvement in that European trend during the remainder of fiscal year 1995, inactive customers in Europe are evaluating MPSI's new products and two customers in South Africa have licensed MPSI's software within the last six months. Additionally, several clients and former clients are very interested in recently released products aimed at providing market information customized to each client's needs. Such information is substantially less expensive than full-blown market studies and does not provide the market place modeling attributes of the Company's more expansive products but does allow clients with smaller networks or more limited budgets to have access to market information.

         MPSI continues to pursue business opportunities with the United States Postal Service. The Company delivered portions of an initial market study of a major U.S. metropolitan area in June. As the result of the learning curve for both MPSI and the customer, this project did not result in a profit for MPSI. Subsequent business, should it be forthcoming, is not expected to substantially impact the 1995 results of operations.

         GROSS PROFIT. Gross profit on maintenance and information services (primarily market studies) as a percent of revenues declined approximately 3% (excluding the effect of the USPS market study) during the quarter and nine months ended June 30, 1995 compared with the similar periods last year. This profitability decrease was attributable to production overtime and market study survey cost overruns as MPSI implemented new survey techniques requiring re-training of survey personnel.

         Amortization of software development costs, which accounts for the Cost of Sales - Software in the Consolidated Statements of Operations, was higher for both the quarter and nine months ended June 30, 1994 compared with the similar periods of fiscal 1994 as MPSI began to amortize the capitalized cost of its recently released North American CAPS software. The Company anticipates that such amortization costs will increase in subsequent quarters of 1995 as additional new products now under development are commercially released. The commercial version of PVO (Price Volume Optimizer) is scheduled
for release during the quarter ending September 30, 1995.   Additional CAPS
releases are planned as discussed above.

         OPERATING EXPENSES.   Operating expenses were nominally higher in the
June 30, 1995 quarter than in the comparable quarter last year, but were up approximately $981,000 or 12% for the nine months then ended compared with the 1994 nine-month period. General and administrative expenses are comparable with last year in both the quarter and nine months. Comparability of marketing expense between 1995 and 1994 was affected by the severe staff reductions undertaken in 1993 which left staff levels at June 30, 1994 substantially below normal levels. Such staff reductions had been undertaken in order to more properly align costs with the then current level of revenues. As revenues have increased and new products have been commercially released, the Company has selectively added staff to meet new demand. Cost increases reflected in the current quarter were principally directed at additional client service personnel necessary to meet North American demand for the new CAPS products and increased technical expertise related to the PVO product. Research and development costs declined in both the quarter and nine months ended June 30, 1995 compared with last year principally due to a higher percentage of staff cost being capitalized. As the foreign CAPS versions near delivery, resources will shift to specification and planning phases on other projects. Such costs are not capitalizable in accordance with the Company's current accounting policies and, accordingly, research expenses will begin to rise in fiscal year 1996.

         OTHER INCOME (EXPENSE). A substantial portion of the increase in revenues during the quarter and nine months ended June 30, 1995 was attributable to the Pacific Rim. Such revenues are generally billed in Singapore Dollars. The Singapore Dollar has substantially increased in strength compared with the U.S. Dollar since September 30, 1993. The Company accordingly realized higher exchange gains on such transactions in the quarter and nine months ended June 30, 1995. Income taxes set forth in the Consolidated Statements of Operations are primarily foreign income taxes withheld at the source by our clients. The Company still has substantial net operating loss carryforwards ("NOL") for U.S. tax purposes and is not anticipating significant U.S. tax expense this fiscal year. Absent unexpected circumstances, MPSI anticipates utilizing substantial portions of its present U.S. NOL resulting in higher income tax provisions in fiscal year 1996 and beyond.


FINANCIAL CONDITION AND LIQUIDITY

         WORKING CAPITAL.   Working capital improved by approximately $650,000
during the quarter ended June 30, 1995, continuing a positive trend spanning several recent quarters and reflecting better liquidity. The total improvement in working capital since September 30, 1994 was $1.2 million. The current quarter's improvement was fueled by increased receivables (net of deferred revenue) in the amount of approximately $725,000, which receivables reflected new software licenses and CAPS market studies.

         The Company had a line of credit with its principal bank in the amount of $350,000 at June 30, 1995, none of which was used during the quarter then ended.

         EQUIPMENT.   MPSI is steadily upgrading its internal production and
software development computers to newer, faster and more efficient equipment. During the quarter ended June 30, 1995, MPSI spent approximately $253,000 on new workstation and personal computer equipment. Only $224,000 had been spent on such assets during the preceding six months. Aggregate equipment upgrade costs for the nine months totaled $477,000 as set forth in the consolidated statement of cash flow. The Company is now in a position to regularly rotate and upgrade its internal equipment taking into account new technology. Equipment is scheduled to turn over approximately every three years henceforth.

         SOFTWARE DEVELOPMENT.   As discussed above, MPSI has a number of
software development projects in process including the additional regional releases for CAPS. The initial phases of such development do not meet the criteria for capitalization and are or will be reflected in research and development expense. However, as set forth in the consolidated statement of cash flow, MPSI has spent and capitalized approximately $325,000 on such projects of which $215,000 was spent during the third quarter of fiscal 1995. The Company anticipates additional capitalization of approximately $500,000 on these projects through mid-1996 which will be amortized against revenues in fiscal 1996 and 1997.

         STOCKHOLDERS' EQUITY.   The Company continues to reduce its Deficit
through profitable operations. Additionally, stockholders' equity has benefited nominally from the weaker U.S. Dollar and the corresponding higher "value" of MPSI's investment in foreign subsidiaries.

         Subsequent to June 30, 1995, MPSI completed an application to the National Association of Securities Dealers (NASD) for listing on the SmallCap Market. The NASD has not yet notified MPSI concerning the success of the application. Based on the published application and listing requirements, management expects a favorable determination prior to September 30, 1995. MPSI's stock has traded over the counter for the last several years.

PART II - OTHER INFORMATION



Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None.

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K.


                                                                      Page
                                                                      ----
               (a)      Exhibit:
                        11.1   Earnings per share computation          14
                        27.1   Financial Data Schedule                 15

               (b)      Reports on Form 8-K - None                      -



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                                           MPSI SYSTEMS INC.




Date            August 10, 1995                       By       /s/ Ronald G. Harper
      ------------------------------------               --------------------------
                                                           Ronald G. Harper, President
                                                           (Chief Executive Officer) and
                                                           Director





Date            August 10, 1995                       By      /s/ James C. Auten
      --------------------------------------             -----------------------
                                                           James C. Auten
                                                           Corporate Controller
                                                           (Principal Accounting
                                                           and Financial Officer)

                               INDEX TO EXHIBITS

    Exhibit No.            Description
    -----------            -----------
    11.1             Earnings per share computation
    27.1             Financial Data Schedule