Form 10-K
period 1995-09-30
MPSI SYSTEMS INC
filed 1995-12-22
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K
(Mark One)

   [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                     OR

   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

For the transition period from ____________ to ____________

Commission file number 0-11527

                               MPSI SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     73-1064024
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

               8282 SOUTH MEMORIAL DRIVE, TULSA, OKLAHOMA 74133
            (Address of principal executive offices and zip code)

     Registrant's telephone number, including area code    (918) 250-9611

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:    NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.05 PAR VALUE
                          ----------------------------
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements or any amendment to this Form 10-K.  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 5, 1995 was approximately $4,484,000.

     The number of shares outstanding of the registrant's common stock was 2,751,595 shares of $0.05 Par Value Common Stock as of December 5, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders presently anticipated to be held on February 1, 1996, are incorporated by reference into Part III. The Registrant's Annual Report to Stockholders for fiscal year ended September 30, 1995 is incorporated by reference into Parts I, II and IV.

                               MPSI SYSTEMS INC.
                                   FORM 10-K

                                    CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I
------

        ITEM 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3

        ITEM 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11

        ITEM 3.     Legal proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . .             11

        ITEM 4.     Submission of matters to a vote of security holders   . . . . . . . . .             11


PART II
-------

        ITEM 5.     Market for the registrant's common equity and related
                    stockholder matters   . . . . . . . . . . . . . . . . . . . . . . . . .             12

        ITEM 6.     Selected financial data   . . . . . . . . . . . . . . . . . . . . . . .             12

        ITEM 7.     Management's discussion and analysis of financial
                    condition and results of operation  . . . . . . . . . . . . . . . . . .             12

        ITEM 8.     Financial statements and supplementary data   . . . . . . . . . . . . .             12

        ITEM 9.     Changes in and disagreements with accountants on accounting and
                    financial disclosure  . . . . . . . . . . . . . . . . . . . . . . . . .             12


PART III
--------

        ITEM 10.    Directors and excecutive officers of the registrant   . . . . . . . . .             12

        ITEM 11.    Executive compensation  . . . . . . . . . . . . . . . . . . . . . . . .             12

        ITEM 12.    Security ownership of certain beneficial owners and management  . . . .             13

        ITEM 13.    Certain relationships and related transactions  . . . . . . . . . . . .             13


PART IV
-------

        ITEM 14.    Exhibits, financial statement schedules, and
                    reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .             13


Signatures            . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19

Index to Exhibits     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20


PART I


ITEM 1.   BUSINESS

GENERAL

    The operations of MPSI are confined to one business segment wherein it provides decision support products and services in the form of (1) proprietary computer software, (2) geographically specific information data bases (market studies), and (3) consulting services. These products and services are designed to meet retail business planning requirements of its clients.

    From its inception in 1970 until it became a publicly-held company in 1983, the Company's decision support services were directed primarily at planning requirements for petroleum companies and other multi-outlet retailers who were concerned with retail site selection and retail network optimization. MPSI products provided computerized models of specified retail markets which enabled its clients to predict sales volumes at proposed new retail sites, while at the same time indicating the effects of each new outlet on sales volumes at both the client's and competitors' existing outlets. During this period, the Company's operations were characterized by limited geographic diversification, centralized management, centralized market study production and significant dependence on the petroleum industry.

    With the 1983 capital infusion from its initial public offering, the operating plan of the Company expanded. In order to diversify and maintain growth, management initiated programs intended to expand the Company's geographic presence and its client mix. Such programs sought to reduce MPSI's exposure to economic factors in a particular country and to lessen the percentage of its total revenues which were attributable to the petroleum industry (while maintaining steady growth in that core business). Accordingly, during the period from 1983 to 1987, MPSI expanded its European operations and opened new offices in Singapore, Japan and Brazil. This expansion lead to decentralization of management and the market study production operations. In 1986, the Company acquired Retail Systems, Inc. ("RSI"), a company headquartered in Minneapolis, Minnesota, which offered products to retail food clients that were similar to those offered by MPSI to the petroleum industry. This acquisition combined with expanded retail planning software for banks, restaurants and governmental clients, enabled MPSI to diversify its revenue portfolio such that revenues from the petroleum industry, as a percent of total revenues, dropped from 90% in 1985 to 75% in 1988. During this period, MPSI's products continued to be directed toward site selection, although enhancements such as artificial intelligence technology moved the Company's products toward operational decision support capabilities.

    In 1988 MPSI undertook significant changes aimed at accelerating the Company's revenue growth, product expansion and diversification of its customer base. MPSI reorganized its existing business unit and acquired Execucom Systems Corporation ("ESC"). The ESC acquisition resulted in (1) a more diverse family of products including financial planning and executive information systems, (2) a greater number of client industries, and (3) an expanded international presence. Although revenues from petroleum clients continued to be important to the Company, they accounted for approximately 53% of consolidated revenues in 1990 because of the dilutive effect of ESC's non- petroleum revenues. The concurrent restructuring of the MPSI business unit resulted in the realignment of managerial responsibilities to correspond with the distinct client industries it served. This realignment centralized management responsibilities such that functional units were again controlled from the United States, regardless of where the personnel might be located. Although not brought about directly as the result of the changes noted above, in 1989 management also decided that the computer workstation should replace the mainframe computer as the Company's principal product delivery and product development hardware. This action was taken in order to reduce internal operating costs associated with the mainframe, facilitate product development and communications using workstation networks and enhance product distribution.

    The period from 1988 to 1991 was characterized by significant product development. The development activities were driven by two principal needs. The MPSI unit needed new products and services which went beyond site selection to operational decision support. The ESC unit, being in a highly competitive environment, needed to regularly upgrade existing products incorporating new technology in order to retain its maintenance revenue stream. These requirements coupled with additional marketing personnel and programs contributed to a substantial increase in the Company's debt through early 1991.

    In March 1991, effective for accounting purposes at February 28, 1991, the Company sold substantially all of the net operating assets of ESC to Comshare, Incorporated. This action was necessitated because of poor performance by the ESC unit, the weakening U.S. economy, declines in MPSI revenues due to the effects of the Persian Gulf conflict and limitations on the Company's cash resources. The sale resulted in a substantial loss on disposition, but generated approximately $4.5 million of cash which was used to reduce debt.

    Concurrent with the ESC sale, management scaled back the MPSI business unit to refocus on the core petroleum industry products and clients in order to begin liquidating the remaining debt. Additionally, the Company wrote down certain capitalized software development costs previously carried in the consolidated balance sheet which related to products developed for industries that had not met profit goals. As explained more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 to the Consolidated Financial Statements, the corporate restructuring initiated in 1991 eventually encompassed further restructuring throughout the three-year period ended September 30, 1993.

    The initial 1991 restructuring involved a 30% reduction of the work force in England, closure of the Singapore production center with termination of virtually all employees in that facility, and reduction of management personnel in the United States. Aggregate costs related to these measures were approximately $976,000. Substantially all market study production and software development activities were consolidated back into the United States. Portions of these activities had been previously performed in the Company's Singapore and England offices, in addition to the U.S. corporate headquarters.

    In spite of the cost reductions and production streamlining achieved as the result of 1991 actions discussed above, consolidated revenues continued to decline during fiscal year 1992 forcing the Company to further reduce its work force in the United States and in England at an aggregate cost of $154,000. Additionally, the Company abandoned excess office space in the U.S. at a cost of $168,000.

    Economic conditions continued to worsen for MPSI during fiscal year 1993. The Company again reduced its work force and overhead expenses throughout the fiscal year. Approximately 106 employees (30% of work force) were terminated (at a cost of $370,000) or resigned, and the Company negotiated a reduction in the space occupied by its corporate headquarters (which although it cost $88,000 to renovate retained space and restore abandoned space, resulted in future annual rental savings of more than $500,000). Further, the Company closed certain foreign sales offices and moved to less expensive office space in several satellite offices at a cost of $30,000.

    During the fourth quarter of fiscal year 1993, the Company completed a significant recapitalization transaction and eliminated its corporate debt (other than trade payables and accrued liabilities). See "Recapitalization Transaction." Among other benefits, the recapitalization allowed the Company to redirect funding from debt service to product development. During fiscal year 1994, the Company experienced increased stability in its regional petroleum industry markets as clients generally completed restructuring and focused on the retail aspects of their businesses. Although European operations continue to be sluggish, revenues in North America, South America and Pacific Rim grew approximately 35%, 31% and 15%, respectively, in fiscal year 1995. Several U.S. oil companies who have been recently inactive with MPSI placed significant market study orders in 1994 and 1995 indicating interest in MPSI's new software products which target operational and pricing decision support. Beginning in 1994 and in response to client input, MPSI committed substantial funding and development efforts toward release of a new generation of MPSI decision support products. Early versions of these products were completed for commercial release in fiscal year 1995 (see discussion of CAPS(TM), OPS(TM) and PVO(TM) software under "Product Development").

    Although the petroleum industry utilization of MPSI's products has been somewhat revitalized, the Company's retail food line of business, which was serviced by RSI, continued to sustain losses. As a result, on September 1, 1994, RSI sold all of its noncash assets to Dakota Worldwide Corporation ("Dakota"), an unaffiliated third party, and the Company discontinued its services and products to that class of customer. Dakota assumed all performance obligations related to contracts in force with RSI's customers. Concurrent with this transaction, RSI and MPSI executed an agreement not to compete with Dakota. RSI terminated all its employees, subject to temporary retention of certain administrative staff, and RSI was responsible for all severance costs related thereto. The RSI assets sold included accounts receivable, work in process, office furnishings, personal computer hardware and software, intangible assets including software held for resale, copyrights, trademarks, service marks, fictitious names and goodwill. The assumed lease obligations included RSI's office facility in Minneapolis, Minnesota and office equipment and personal computers. MPSI remains contingently liable under those leases in the event Dakota fails to perform until December 31, 1997.

PRODUCTS AND SERVICES

    The Company markets its services in the United States, Europe, Africa, Canada, South America, Central America, the Caribbean Basin and the Pacific Rim. See Note 8 to the Consolidated Financial Statements for financial information addressing foreign and domestic operations and export sales. Generally, the Company's marketing activities center on personal presentations to existing and prospective clients, client referrals, proposal submissions, selective mailings, limited print advertising, seminars and trade show participation. Most of the Company's clients are identified by the Company's direct sales force.

    The Company's operating cycle and cash flow are driven principally by the timing of client orders for market studies. Many North American petroleum clients budget on a calendar year basis, while most European and Pacific Rim clients operate on March 31 fiscal periods. Consequently, MPSI generally receives a concentration of orders in December through February and May through June. The timing of market study production and the resulting revenues are subject to a degree of fluctuation. Quarterly revenues can also be impacted by the timing of software license agreements. Accordingly, management believes that quarterly results may not be indicative of results for full fiscal years.

    Economic conditions throughout the world have varying degrees of impact on the Company's products. The Company anticipates growth in Southeast Asia during fiscal 1996 and increased retail petroleum activity in the U.S. and South American markets. However, volatile oil prices, unsettled economic conditions and retail consolidation, coupled with significant expenditures by clients in order to address environmental issues, affected the Company's volume of new business in fiscal 1995. The Company is unable to predict the extent to which these conditions will continue to affect its business during 1996. At present, however, the Company is realigning its products and services to increase profitability, either by evaluating alternative methods for gathering market information in order to contain future expenses or by development of ancillary products and services which will allow the Company to leverage market information through sales to companies who cannot afford a commitment to MPSI's expensive main line products.

    After adjustment to remove the effects of RSI, which business was discontinued in September 1994 as set forth above, approximately 96%, 99%, and 97% of revenues were derived from the petroleum industry during the fiscal years ended September 30, 1995, 1994, and 1993, respectively. In each of the fiscal years 1995, 1994 and 1993, MPSI derived revenues exceeding 10% of consolidated revenues from certain clients, together with their affiliates, as set forth below (in millions of dollars):

                                                   1995                    1994                     1993
                                              -------------            -------------            ------------
                                              AMOOUT      %            AMOUNT      %            AMOUNT     %
                                              ------     --            ------     --            ------    --
Exxon/Esso/Imperial . . . . . . . . . . .      $4.4      19             $3.8      19             $3.2     16
Texaco    . . . . . . . . . . . . . . . .      $ .6       3             $2.2      11             $2.4     13
Shell     . . . . . . . . . . . . . . . .      $2.8      12             $2.1      11             $2.1     11
Amoco     . . . . . . . . . . . . . . . .      $2.5      11             $1.4       7             $ .2      1

        The Company could be adversely affected if several petroleum industry clients curtailed their long-term usage of MPSI products.

        The following table shows the percentage of total revenue from continuing operations that the Company derived from various sources during each of the last three fiscal years.

               REVENUE DERIVED FROM KEY PRODUCTS AND SERVICES (%)

                                                                                   1995        1994         1993
                                                                                   ----        ----         ----
      Data base construction (market studies) . . . . . . . . . . . . . . . .       70          65           68
      Software licenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5          12            4
      Software maintenance agreements . . . . . . . . . . . . . . . . . . . .        5           7            9
      Consulting, educational, and other services . . . . . . . . . . . . . .       20          16           19

      Described below are the computer applications software, information data bases and other services currently provided by the Company.

Retail Planning

      The Company's primary retail planning applications software has historically been the Retail Planning System(R) ("RPS"). See "Product Development" for discussion of three major enhancements of RPS scheduled for commercial release in fiscal year 1996. This country-specific software interacts with an information data base (market study) to construct a mathematical model of a retail market. The enhanced systems support client needs in three areas:

         Short-term pricing issues are addressed by assisting the client with daily pricing decisions at retail outlets that optimize profit while maintaining target sales volumes. The system also aids with the establishment of supply/demand-balanced trade zones to reduce rapid geographic deterioration in pricing.

         Medium-term operational issues are addressed by systematic forecasting of retail sales volume changes resulting from operational changes (such as hours of operation and merchandising practices), by counselling dealers as to pricing, merchandising and operational practices and by providing territory-wide planning for anticipated retail sales volumes, pricing and operations.

         Long-term capital investment issues are addressed in the areas of (1) new retail site location where the system provides an objective measure for comparing available sites based on competition and convenience to demand, (2) identification of outlets to divest where the system isolates and evaluates client locations that have poor performance, (3) identification of outlets to be rebuilt by identifying sales potential to be realized by remodeling or reformatting specified outlets and (4) assessing multiple profit centers by forecasting the potential benefits of retailing complementary products and services.

      Software licensing agreements for the RPS (including ancillary products) generally have multi-year noncancellable terms. These agreements offer the client an installment payment option requiring a payment upon execution and annual payments on the succeeding anniversary dates of the agreement. The software can be used by the client for a particular industry (such as petroleum) and a particular geographic market (such as Japan). Also, the agreement contains broad restrictions on the use and disclosure of the software by the client. See "Trademarks, Copyrights, and Licenses" below. Modifying the software typically involves changes in the weighting of various supply and demand factors or the addition of a new factor as the result of changes in the marketplace.

      MPSI provides full maintenance (postcontract customer support) services for the RPS and, where necessary, training of and consultation with client staff. Software licenses, maintenance and optional consulting services are set out separately in each multi-year license agreement. The agreement states that any company-sponsored modification to the software during the postcontract customer support period will be provided to the client at no additional cost.

Prices for the RPS in the United States are based upon formulas which address geographical boundaries, population, number of automobiles and other factors. Prices for the RPS applicable to foreign countries are based on a percentage of the United States pricing.

Information Data Bases

      The Company also constructs the market study data bases that are the primary informational sources used by the retail planning software. Separate contracts govern each data base order by a client and generally require advance payments ranging from 35 percent to 70 percent of the total sales value. The amount of the required prepayment is determined principally by the client's delivery requirements. There is no retainage provision relative to these production-type contracts. These data bases are arranged and presented in six types of studies.

        Constantly Current Market Studies ("CCMS"). These studies are used by clients who possess a large number of retail sites and who wish to analyze market conditions and evaluate site locations in metropolitan areas on a regular basis. The supply and demand data used in this type of study is collected by the Company. This type of study provides clients with a series of consecutive data base updates over a specific time period, generally five years. Clients agree to pay for the CCMS in periodic installments. It is tailored to individual client needs, and pricing is determined in part by the number of subscribers to a particular market during the commitment period and offers clients discounts for their multi-year commitments.

        Quality Partnership Studies ("QP"). These study programs, like the CCMS studies, offer clients the opportunity to regularly update market study information on an annual basis. However, in the QP program, all clients participate in the updating process by providing regular information about changes (new outlets, new brands, rebuilt outlets, etc.) in the market. MPSI gathers information relative to these changes and updates the data base which otherwise remains unchanged. The lower update costs are passed on to the client participants in the form of lower annual update prices. Although the updates are not as extensive as full CCMS updates, clients are able to track the effects of major market changes using QP's.

        Scheduled Market Area Studies ("SMAS"). These studies are similar to the CCMS except that the clients do not commit to a series of consecutive data base updates over a specific time period. These studies are usually scheduled by one client and offered to additional clients on a subscription basis. While each study uses a single demand-side data base, the final data base provided to each client is unique.

        Market Area Studies ("MAS"). These studies are similar to the SMAS except they are sold to a single client. Portions of the demographic data can generally be used as a major part of other studies in the same market for clients in the same or comparable retail industries.

        Mini-Market Area Studies. These studies are similar to the MAS except the area studied does not contain more than 75 outlets. Likewise, the accompanying study deliverables are scaled down.

        Single Site Studies. These studies are used to evaluate market conditions or the effects of various operating decisions at a specific location within a specified geographic area.

Other Products and Services

      Licensed software clients may utilize the retail planning software and information data bases on their own computer facilities, may dial in to MPSI's computers and use the software interactively (subject to certain usage restrictions), or may elect to have MPSI run tactics (that is, pose "what if" questions) on MPSI's computers. In cases where software is installed on client computers, the Company charges for installation of the software and training the client's personnel. A client may then run unlimited tactics on its own equipment. If tactics are run on the Company's computers, the client pays a fee per tactic. Clients who have entered into long-term user agreements are entitled to discounts on data bases and on tactics.

      MPSI introduced two new "data" products during fiscal year 1995 which were designed to leverage market information already in MPSI's inventory or allow clients to contract for customized data collection by MPSI. The Quest product allows MPSI clients to obtain point-in-time retail outlet information either relative to MPSI's standard market study boundaries in a given geographic market or to establish specialized market boundaries or specialized data requirements for an additional fee. MPSI's PriceTracker(TM) product allows clients to obtain high quality, timely retail pricing information on a recurring basis in order to track trends in the marketplace.

      Other products and services provided by the Company include litigation support; determination of petroleum price zones and key competitors; regular tracking of petroleum prices using geographic information systems for user analyses; retail consulting; consumer research; and customized retail outlet surveys. Certain services are complementary to retail planning services. For example, the data bases provided as part of the retail planning services may be linked with other data supplied by the client. This data could then be processed interactively through geographic information system software which manages and displays information in a variety of graphic and map formats.

COMPETITION

      Since its inception in 1970 the Company has provided comprehensive applications software and data base systems, primarily to the retail petroleum industry, and currently has more than 175 multinational clients in 73 countries. There has recently been a worldwide trend toward competitive product development of this type due to the availability of computer resources and acceptance of retail modeling theory. The Company believes its competition lies in two areas: first, in the market research staffs of petroleum companies or potential customers who develop and manage their own software and data; and second, in consulting and research companies which compete for portions of the Company's business.

      The Company has found that the market research staffs of some large petroleum companies continue to concentrate on in-house data gathering and site selection methods, while other companies with more limited resources must consider low cost alternatives for obtaining market information. It has been MPSI's experience that clients often encounter substantial cost barriers relative to internally developed systems. Without the economies of scale, data gathering expertise and modelling sophistication that MPSI has obtained during its 25-year existence, clients often find that systems developed in house are expensive to develop, expensive to maintain given changing market conditions, require market information with an inherent degree of accuracy which is difficult to obtain, and that the results of such systems do not justify the associated costs and effort. Additionally, as clients or potential clients struggle to manage operating costs and consider outsourcing certain activities where economically feasible, the capabilities of companies like MPSI offer an attractive alternative to internal systems. Because of the trend in large companies to out source certain functions and because of the growth in business consulting generally, independent consulting and research companies have challenged certain products the Company offers such as demographic data collection, geographic data bases, retail outlet surveys, retail consulting, pricing applications, and single site studies. Occasionally, such consultants are engaged to develop a proprietary internal model for their clients. Often competitive services of this type are offered by independent consultants as part of a larger consulting project wherein pricing for the retail planning segment can be very competitive with MPSI's pricing. Certain of such companies are offering computerized tools and services which, the Company believes are not as sophisticated as MPSI products, but may be attractive to customers willing to sacrifice accuracy for a lower cost solution to their business needs.

      The Company believes it competes within these various market alternatives by providing high-quality, sophisticated software and reliable, accurate data bases at a reasonable cost. MPSI further believes its historical expertise and success in the areas of volume projections and retail network planning provide a substantial barrier to entry for competitors. Further, MPSI's maintenance programs and its commitment to more than one client in a given market results in regular updates of existing software in line with changes in a given market. The Company attributes its ability to provide these quality products and services to the expertise and experience of its personnel.

      By focusing on PC oriented products and services, the Company believes it is better equipped to challenge "lower cost competitors". New data collection techniques will allow more timely and regular updating of market data using hand-held data collection technology and PC-based data transmission and delivery technology. These processes are expected to reduce MPSI's data collection costs relative to market studies and thereby allow the Company to leverage data already collected or to collect custom data for clients who may not require full market study information. The Company believes it can thereby be competitive with potential competitors who have targeted customers with limited retail market resources.

      In addition to addressing low-cost competitors, MPSI began a program in fiscal year 1994 whereby it will seek to establish strategic alliances with certain independent consulting firms. The target consulting firms will be those who service industries in which MPSI has historical expertise (e.g., petroleum, government/postal, and banking). Such alliances can provide MPSI the opportunity to sub-contract portions of larger consulting projects thereby establishing MPSI's credibility with the client and allowing interface with customer personnel who are potentially valuable sales contacts for future business.

BACKLOG

      The Company's September 30, 1995 and 1994 backlog consisted principally of orders for market information data bases (1995 -- $14,669,000, 1994 -- $18,799,000) and multi-year commitments by customers for software maintenance and support services (1995 - $3,014,000, 1994 -- $2,258,000). The Company
expects that the market information data bases in backlog at September 30, 1995 will be recognized in fiscal year revenues as follows: 1996 -- $7,634,000; 1997 -- $3,333,000; 1998 -- $2,321,000 and 1999 -- $1,381,000. Maintenance and
support services in backlog are the result of client contractual obligations to purchase support services generally over periods of three to five years. Such revenues will be recognized, and backlog accordingly reduced, on a ratable basis over the life of each underlying agreement. Of the aggregate maintenance and support backlog at September 30, 1995, future fiscal year revenues are expected to be recognized as follows: 1996 -- $1,114,000; 1997 -- $690,000;
1998 -- $542,000; 1999 -- $402,000, 2000 -- $193,000 and 2001 -- $73,000.

EMPLOYEES

      As of September 30, 1995, the Company employed 240 people, including 88 in sales and marketing, 48 in research and development, 75 in data base analysis, consulting, and production and 29 in management, administration, and finance. Of these, 190 are employed in the United States and 50 are employed in foreign countries.

PRODUCT DEVELOPMENT

      Since 1970, the foundation of the Company's business has been its developed software which helps retailers select sites, improve operations and make product pricing decisions. Over the last five years, the major development efforts of the Company have been directed toward (1) enhancement of this core RPS product in order to extend its petroleum utilization around the world, (2) portation of the software from mainframe to workstation/PC platforms, and (3) incorporation of third party software in order to enhance the user interface, speed and efficiency of this software. Currently, the Company has several development efforts underway that address the aforesaid areas.

      MPSI's product development cycle consists of four primary stages. During the PRODUCT SPECIFICATION PHASE the Company identifies the initial requirements of the software, determines the functional requirements and begins the initial design. During this stage, the Company sets forth the data base requirements as well as the hardware, operating systems, third-party imbedded software and general functional requirements. From this information a business plan, conceptual prototype and a project plan are developed. The prototypes developed during this stage are not fully functional prototypes, but are designed to present the "look and feel" of the end product. Upon completion of this phase, the Company has generally completed a detailed program design and, accordingly, established the technological feasibility of the project. Following the product specification phase, the project enters the BUILD PHASE where actual software programming takes place. Once coding is complete the project enters the QUALITY ASSURANCE PHASE which encompasses various internal systems testing and user acceptance testing. Once testing is completed the project enters the IMPLEMENTATION PHASE where hardware and software installation procedures and user documentation are finalized.

      Software development costs incurred prior to completion of the detailed program design are expensed as research and development costs. Costs incurred during the build, quality assurance and implementation phases are generally capitalized. At the point where the software product is ready for general release to the customers, capitalization of costs ceases.

      Beginning in fiscal year 1993 and extending through December 1994, MPSI undertook a major internally funded rewrite of the retail planning software for petroleum retailers. The new RPS was designed to meet the three primary operational requirements of clients through PC-based products including the Capital Performance System ("CAPS")(TM) for site selection and capital planning, the Operational Performance System(TM) ("OPS")(R) for use in the field by retail managers in order to optimize outlet and territory performance and the Price Volume Optimizer ("PVO")(TM) for retail fuel pricing decisions. The initial versions of OPS(R) and PVO(TM) software were available to customers in fiscal year 1994 but are presently undergoing further enhancement. The CAPS(TM) software for North America was released in January 1995. Third-party geographic information system software is being incorporated into the RPS as part of rewrite enhancements. The RPS rewrite should not only provide client requested enhancements but is also expected to reduce costs associated with (market study) data base production and efficiencies in future product programming and model revisions. Regional CAPS(TM) software for Europe, South America and the Pacific Rim is scheduled for release in 1996.

      Development of the initial PVO(TM) product was the result of a contract that was signed with a North American client during 1993 for the nonexclusive development of a volume prediction model for a petroleum related product and service facility. Several market data bases were also part of the contract. The commercial version of PVO(TM) was completed in August of 1995 and is presently undergoing implementation testing by clients in England, Argentina, and the United States. It is anticipated this product, if successful, will not only result in contracts for additional client data bases in 1996, but also will lead to further business with other clients through the adaptation of the model to other petroleum client ancillary product/service needs. Utilizing information from Company produced RPS data bases or from other MPSI studies, PVO(TM) is designed to give retailers an easy to use decision tool for optimizing petroleum outlet profits through price or volume level determinations.

      The PC-based OPS(R) software utilizing RPS data base information is currently being installed with clients in the United States, Europe and the Pacific Rim. During fiscal year 1996, the Company intends to continue making the model available to existing clients at a nominal cost for the purpose of increasing Company-produced data bases, MPSI's principal revenue source. A stand-alone OPS(R) product is scheduled for development and release late in fiscal year 1996.

      MPSI continues to pursue postal business in the United States and Europe. Should MPSI be awarded a U.S. postal contract for market studies, additional development efforts would be expended during fiscal 1996 to enhance certain features of an existing prototype model and to incorporate new technology which has become available since the prototype was developed.

      During the years ended September 30, 1995, 1994 and 1993, the Company spent $2,789,000, $3,257,000, and $2,546,000, respectively, on research and development or enhancement of new products and the maintenance of existing products. The amounts spent on research and development were primarily Company sponsored, meaning there is no direct recoupment of expenses from clients.

TRADEMARKS, COPYRIGHTS, AND LICENSES

      The Company holds a number of trademarks, some of which are registered at the U.S. Patent and Trademark Office. To date, registration has been sought only in the United States. During fiscal year 1996 and in connection with global introduction of new products, the Company will evaluate trademark registration in certain foreign countries where the volume of present and/or potential business warrants registration. Set forth below are the Company's trademarks and related registration expiration dates.

PRODUCT                                             TYPE OF MARK            STATUS/EXPIRATION
-------                                             ------------            -----------------
MPSI's Site Evaluation System . . . . . . . . . .    Registered                   2001
MPSI and Design . . . . . . . . . . . . . . . . .    Registered                   2002
MPSI  . . . . . . . . . . . . . . . . . . . . . .    Registered                   2004
MPSI's OPS  . . . . . . . . . . . . . . . . . . .    Registered                   2002
Retail Planning System  . . . . . . . . . . . . .    Registered                   2005
MPSI's CAPS . . . . . . . . . . . . . . . . . . .     Trademark                   Filed
Price Volume Optimizer  . . . . . . . . . . . . .     Trademark                   Filed
PVO . . . . . . . . . . . . . . . . . . . . . . .     Trademark                   Filed
Location Volume . . . . . . . . . . . . . . . . .     Trademark                   Filed
Facility/Location Volume  . . . . . . . . . . . .     Trademark                   Filed
Quest Systems International Inc . . . . . . . . .     Trademark                   Filed
MPSI's Market Monitor . . . . . . . . . . . . . .     Trademark           Registration Pending
PriceTracker  . . . . . . . . . . . . . . . . . .     Trademark           Registration Pending
The Intelligent Approach to Retail Marketing  . .     Trademark           Registration Pending

      The Company does not hold any patents or copyrights. The Company's long-term software license agreements require customer acknowledgment of the proprietary nature of the Company's software. The Company relies on these agreements, together with trade secret laws and internal nondisclosure safeguards, to protect its products. To date, the Company has had no indication of any material breach in the security of its products. Should a material breach in the security of the Company's software products occur, it might have the impact of reducing the current barriers to entry for competitors and thus materially adversely effect long-term results of Company operations. The Company's modeling methodology, mathematical modeling algorithms and data gathering processes have been developed over an extensive period of time and would, in the absence of a material breach in the security, require potential competitors a substantial period of time to duplicate. Even in the event that a material breach did occur, such as a reverse engineering of an MPSI software product, the Company believes that because of the rapid annual change in technology and the regular software upgrades required thereby, such breach would not result in a material adverse effect on the Company's short-term business because new versions of its products would likely reduce the competitive value of older versions breached by potential competitors.

ITEM 2.   PROPERTIES

      The Company's principal facility and corporate headquarters in Tulsa, Oklahoma (42,500 square feet) is the primary location for software development and market study production. The Bristol, England facility encompasses 10,000 square feet, and the Rio de Janeiro, Brazil office encompasses 3,000 square feet. Both foreign offices do single site and special project work in addition to their primary marketing role. Regional sales offices in Singapore; Melbourne, Australia; and Tokyo, Japan remained the Company's principal client liaison facilities in those areas at September 30, 1995. Management believes that the various facilities are now properly sized to meet anticipated business levels. Additional space may be required to accommodate business expansion. All office facilities are leased.

ITEM 3.   LEGAL PROCEEDINGS

      There are no material pending legal proceedings at September 30, 1995 which meet the criteria for disclosure under this item.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1995.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

        The information required by this ITEM is incorporated by reference to page 25 of the Company's 1995 Annual Report to Stockholders.

ITEM 6.   SELECTED FINANCIAL DATA

        The information required by this ITEM is incorporated by reference to page 1 of the Company's 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The information required by this ITEM is incorporated by reference to pages 3 through 6 of the Company's 1995 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statement information required by this ITEM is incorporated by reference to pages 7 through 24 of the Company's 1995 Annual Report to Stockholders. Supplementary financial statement schedules are presented under ITEM 14 of this Form 10-K beginning on page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended September 30, 1995 and 1994.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Reference is made to the information appearing under the caption "Directors and Executive Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1995 and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

        Reference is made to the information appearing under the caption "Compensation of Directors and Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1995 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Reference is made to the information appearing under the caption "Stock Ownership" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1995 and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1995 and is incorporated herein by reference.


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)     The response to this portion of ITEM 14 is submitted as a
              separate section of this report under ITEM 8.

      (2) The response to this portion of ITEM 14 is set forth in ITEM 14(d) below.

      (3)   Exhibits.

EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
   *3.1   --   Certificate of Incorporation of MPSI Systems Inc., as amended, filed as the same numbered exhibit with the Company's Form 10-Q dated March 31, 1987, File No. 0-11527.

   *3.2   --   By-laws, as amended, filed as Exhibit 3.1 with the Company's Form 10-Q dated June 30, 1987, File No.
               0-11527.

   *3.3   --   Certificate of Designation dated September 23, 1993 establishing the rights conferred on $.10 Par
               Value Convertible Preferred Stock, Series 1993, filed as the same numbered exhibit with the Company's
               1993 Form 10-K, File No. 0-11527.

   *3.4   --   Amendment to Certificate of Incorporation dated November 16, 1993 to reflect a one-for-ten reverse stock split, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File No. 0-11527.

   *3.5   --   Certificate dated November 18, 1993 whereby the $.10 Par Value Preferred Stock, Series 1993, and the
               rights previously set forth in the Certificate of Designation were eliminated, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File No. 0-11527.

   *4.1   --   Stock Purchase Agreement dated September 3, 1993 between MPSI Systems Inc. and various private investors (excluding exhibits thereto which are included herewith as Exhibits 4.2 and 4.3) which sets forth the terms of an equity recapitalization of the registrant, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File No. 0-11527.

EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
   *4.2   --   Stockholder Agreement dated September 29, 1993 between MPSI Systems Inc. and certain private investors which regulates certain stockholder relationships with respect to voting, ownership, transfer or other disposition of MPSI stock, filed as the same numbered exhibit with the Company's
               1993 Form 10-K, File No. 0-11527.

   *4.3   --   Registration Rights Agreement dated September 29, 1993 between MPSI Systems Inc. and certain private investors which sets forth the rights of the parties with respect to future registrations of stock of the registrant, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File No. 0-
               11527.

   *4.4   --   Supplemental Agreement dated October 7, 1993 which revised the requirements and procedures related to the proposed reverse stock split and the conversion of preferred stock, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File No. 0-11527.

   *4.5   --   Stock Purchase Agreement dated September 23, 1993 among MPSI Systems Inc. and Selling Stockholders other than the Principal Investors, filed as the same numbered exhibit with the Company's 1994
               Registration Statement on Form S-1, Registration No. 33-76286.

   *4.6   --   Registration Agreement dated July 1, 1994 among MPSI Systems Inc. and the Selling Stockholders (final form), filed as the same numbered exhibit with the Company's 1994 Registration Statement on Form S-1,
               Registration No. 33-76286.

   *10.3  --   MPSI Systems Inc. 1984 Stock Option Plan as amended effective January 1, 1987, filed as the same numbered exhibit with the Company's 1987 Form 10-K, File No. 0-11527.

   *10.4  --   Stock Option Agreement pursuant to MPSI Systems Inc. 1984 Stock Option Plan, filed as the same numbered exhibit with the Company's 1984 Form 10-K, File No. 0-11527.

   *10.7  --   Real property lease dated August 7, 1981, between MPSI Centre Joint Venture, as lessor, and the
               Company, as lessee, relating to the Company's Tulsa, Oklahoma facility, filed as Exhibit 10.5 with the Company's Registration Statement on Form S-1, File No. 2-81641, which became effective on March
               2, 1983.

   *10.14 --   Stipulation Providing For Settlement, Mutual Release and Transfer of Certain Assets of the Estate of
               Comarc Systems, Inc. (Debtor), filed as the same numbered exhibit with the Company's 1986 Form 10-K,
               File No. 0-11527.

   *10.15 --   Indemnification Agreements with Directors and Officers of MPSI Systems Inc. filed as the same numbered exhibit with the Company's 1986 Form 10-K, File No. 0-11527.

   *10.16 --   MPSI Systems Inc. Amended and Restated 1988 Stock Option Plan, effective November 29, 1988, filed as
               Exhibit 4.5 with the Company's 1994 Form S-8, File No. 0-11527.

   *10.17 --   Stock Option Agreement pursuant to MPSI Systems Inc. Amended and Restated 1988 Stock Option Plan,
               filed as Exhibit 4.6 with the Company's 1994 Form S-8, File No. 0-11527.

EXHIBIT
 NUMBER                                  DESCRIPTION
 ------                                  -----------
   *10.20 --   MPSI Systems Inc. Matching Investment Plan, effective January 1, 1990, filed as Exhibit 4(c) with
               Pre-effective Amendment No. 1 to the Company's Form S-8, filed on December 29, 1989, File No. 0-
               11527.

   *10.22 --   Asset Purchase Agreement dated March 11, 1991 between Comshare, Incorporated (Buyer), Execucom
               Systems Corporation (Seller) and MPSI Systems Inc. (Seller's Parent); and Amendment to Asset Purchase
               Agreement effective March 22, 1991, filed as Exhibit 2.1 to Form 8-K dated March 22, 1991, File No.
               0-11527.

   *10.23 --   Amendment dated March 19, 1991 to real property lease between MPSI Centre Joint Venture, as lessor, and MPSI Systems Inc., as lessee, filed as the same numbered exhibit with the Company's 1991 Form 10-
               K, File No. 0-11527.

   *10.25 --   Amendment dated March 31, 1993 to real property lease between MPSI Centre Joint Venture, as lessor, and MPSI Systems Inc., as lessee, filed as the same numbered exhibit with the Company's 1993 Form 10-
               K, File No. 0-11527.

   *10.26 --   Asset Purchase Agreement dated August 29, 1994 between the Registrant, its wholly-owned Subsidiary,
               Retail Systems, Inc., and Dakota Worldwide Corporation filed as Exhibit 10.1 to Form 8-K filed
               September 15, 1994.

     11.1 --   Computation of Earnings Per Share.

     13.1 --   MPSI Systems Inc. 1995 Annual Report to Stockholders.

     21.1 --   List of Subsidiaries.

     23.1 --   Consent of Independent Auditors -- Ernst & Young LLP.

     27.1 --   Financial Data Schedules.

----------
* Incorporated by reference.

(b) No report on Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 1995.

(c) Exhibits - The response to this ITEM is submitted as a separate section of this report.

(d) Financial Statement Schedules - Set forth below are the required financial statement schedules together with the Report of Independent Auditors on Financial Statement Schedules. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES



We have audited the consolidated financial statements of MPSI Systems Inc. as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 13, 1995 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedules included in this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                              ERNST & YOUNG LLP



Tulsa, Oklahoma
November 13, 1995

                                                                   SCHEDULE VIII

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                      THREE YEARS ENDED SEPTEMBER 30, 1995


              COLUMN A                   COLUMN B                  COLUMN C                 COLUMN D        COLUMN E
              --------                   --------        ---------------------------        --------        --------
                                          BALANCE        ADDITIONS
                                            AT           CHARGED TO                           OTHER          BALANCE
                                         BEGINNING       COSTS AND       REDUCTION OF      (DEDUCTIONS)     AT END OF
DESCRIPTION                              OF PERIOD        EXPENSES         REVENUES         ADDITIONS        PERIOD
-----------                              ---------        --------         --------         ---------        ------
For the year ended September 30,
  1993:
  Accumulated depreciation  . . . .       $7,699,000        $593,000   $          --     $(1,180,000)(2)   $7,112,000
  Accumulated amortization  . . . .        1,412,000         546,000              --              --        1,958,000
  Allowance for doubtful
    receivables . . . . . . . . . .           37,000          26,000              --         (47,000)          16,000
  Unamortized discount on software
    license agreements  . . . . . .          530,000              --          86,000(1)     (338,000)(1)      278,000

For the year ended September 30,
  1994:
  Accumulated depreciation  . . . .       $7,112,000        $433,000   $          --     $  (441,000)(3)   $7,104,000
  Accumulated amortization  . . . .        1,958,000         246,000              --              --        2,204,000
  Allowance for doubtful
    receivables (RSI) . . . . . . .           16,000          17,000              --         (33,000)(3)           --
  Unamortized discount on software
    license agreements  . . . . . .          278,000              --         138,000(1)     (228,000)(1)      188,000

For the year ended September 30,
    1995:
    Accumulated depreciation  . . .       $7,104,000        $405,000    $         --       $ (89,000)(2)   $7,420,000
    Accumulated amortization  . . .        2,204,000         294,000              --              --        2,498,000
    Unamortized discount on software
        license agreements  . . . .          188,000              --         304,000(1)     (171,000)(1)      321,000


__________

(1) Reduction of unamortized discount on long-term receivables represents current period interest income recognition (see Note 3 to Consolidated Financial Statements). Increases to unamortized discount represent the present-value-discount on new software license agreements net of adjustment for any contract cancellations or revisions.

(2) Reduction is due to retirement of fully amortized assets and to assets sold or otherwise disposed.

(3) Included in the reductions are $373,000 of accumulated depreciation and $33,000 related to uncollectible accounts, all of which are attributable to the sale of the RSI business unit.

                                                                      SCHEDULE X

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      THREE YEARS ENDED SEPTEMBER 30, 1995


                       COLUMN A                                                     COLUMN B
                       --------                                      ---------------------------------------
                                                                         FISCAL YEARS ENDED SEPTEMBER 30,
                                                                     ---------------------------------------
                         ITEM                                        1995            1994              1993
                         ----                                        ----            ----              ----
        Maintenance and repairs . . . . . . . . . . . .              $155,000       $178,000         $393,000
        Amortization of internally developed software .               294,000        246,000          546,000
        Royalties . . . . . . . . . . . . . . . . . . .                28,000             --            2,000
        Advertising costs . . . . . . . . . . . . . . .                99,000         51,000           11,000

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 20th day of December, 1995.


                                           MPSI SYSTEMS INC.


                                           By   /s/ Ronald G. Harper
                                                --------------------
                                                Ronald G. Harper
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


              /s/ Ronald G. Harper            Chairman of the Board,                  December 20, 1995
        --------------------------------        President and Principal
                Ronald G. Harper                Executive Officer


                /s/ James C. Auten            Corporate Controller --                 December 20, 1995
        --------------------------------        (Principal Accounting and
                 James C. Auten                 Financial Officer)


            s/ John C. Bumgarner, Jr.         Director                                December 20, 1995
       ----------------------------------
             John C. Bumgarner, Jr.

                /s/ David L. Huff             Director                                December 20, 1995
        --------------------------------
                 David L. Huff

              /s/ Joseph C. McNay             Director                                December 20, 1995
        --------------------------------
                Joseph C. McNay

               /s/ John J. McQueen            Director                                December 20, 1995
        --------------------------------
                John J. McQueen



  The Company's proxy statement for the Annual Meeting of Stockholders to be held February 1, 1996 has not yet been sent to stockholders. Copies of such materials will be furnished to the Commission at such time as they are sent to stockholders.

                               INDEX TO EXHIBITS

                                                                              SEQUENTIALLY
EXHIBIT                                                                         NUMBERED
NUMBER                                 EXHIBIT                                    PAGE
------                                 -------                                    ----
 11.1      -- Earnings Per Share Computation . . . . . . . . . . . . . .           21

 13.1      -- MPSI Systems Inc. 1995 Annual Report to Stockholders . . .           22

 21.1      -- List of Subsidiaries . . . . . . . . . . . . . . . . . . .           51

 23.1      -- Consent of Independent Auditors -- Ernst & Young LLP . . .           52

 27.1      -- Financial Data Schedule  . . . . . . . . . . . . . . . . .           53