Form 10-Q
period 1995-12-31
MPSI SYSTEMS INC
filed 1996-02-05
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR THE THREE MONTHS ENDED DECEMBER 31, 1995         COMMISSION FILE NO. 0-11527




                               MPSI SYSTEMS INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                              73-1064024
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



                8282 South Memorial Drive, Tulsa Oklahoma 74133
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

Yes    X             No
     -----               -----


Number of shares of common stock outstanding at December 31, 1995      2,752,264
                                                                  --------------

                                    INDEX




                                                                                                           Page No.
                                                                                                           --------
Part I.  FINANCIAL INFORMATION:

     Financial Statements:
          Consolidated Balance Sheets - December 31, 1995
               and September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3

          Consolidated Statements of Operations -
               Three Months Ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . .            5

          Consolidated Statement of Stockholders' Equity -
               Three Months Ended December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . .            6

          Consolidated Statements of Cash Flow -
               Three Months Ended December 31, 1995 and 1994    . . . . . . . . . . . . . . . . . .            7

          Notes To Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .            8

     Management's Discussion and Analysis of Financial Condition and
          Quarterly Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9



Part II.  OTHER INFORMATION (Including Index to Exhibits) . . . . . . . . . . . . . . . . . . . . .           11



SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



Assets
---------------------------------------------------------------------------------------------------------------------
                                                                           December 31,                 September 30,
                                                                                   1995                          1995
---------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current assets:

     Cash and cash equivalents                                             $  1,061,000                  $  1,270,000

     Short-term investments, at cost                                             41,000                        41,000

     Receivables:
          Trade                                                               3,869,000                     4,522,000
          Current portion of long-term receivables                            1,838,000                     1,893,000

     Work in process inventory                                                  393,000                       304,000

     Prepayments                                                                167,000                       175,000
---------------------------------------------------------------------------------------------------------------------
               Total current assets                                           7,369,000                     8,205,000

Long-term receivables, net of current portion
     and unamortized discount                                                 2,251,000                     2,421,000

Property and equipment, net of accumulated amortization                       1,216,000                     1,191,000

Software products, net of accumulated amortization                              672,000                       673,000

Other assets                                                                    417,000                       434,000
---------------------------------------------------------------------------------------------------------------------

               Total assets                                                 $11,925,000                   $12,924,000
=====================================================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)



Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------
                                                                           December 31,                 September 30,
                                                                                   1995                          1995
---------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current liabilities:

     Accounts payable                                                      $  1,093,000                  $    905,000
     Accrued liabilities                                                      1,325,000                     1,738,000
     Deferred revenue                                                         2,680,000                     3,614,000
---------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                      5,098,000                     6,257,000

Non-current deferred revenue                                                  1,867,000                     1,961,000
Other noncurrent liabilities                                                    206,000                       220,000
---------------------------------------------------------------------------------------------------------------------

               Total liabilities                                              7,171,000                     8,438,000
---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                         -                             -

Stockholders' equity:
     Preferred Stock, $.10 par value, 1,000,000
          shares authorized, none issued or
          outstanding                                                                 -                             -
     Common Stock, $.05 par value, 20,000,000 shares
          authorized, 2,752,000 shares and 2,733,000
          shares issued and outstanding at December 31
          and September 30, 1995, respectively                                  138,000                       137,000
     Junior Common Stock, $.05 par value, 500,000
          shares authorized, none issued or
          outstanding                                                                 -                             -

     Additional paid-in capital                                              12,790,000                    12,751,000

     Deficit                                                                 (9,160,000)                   (9,340,000)

     Foreign currency translation adjustment                                    986,000                       938,000
---------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                               4,754,000                     4,486,000
---------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                             $11,925,000                   $12,924,000
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended December 31,
                                                                                      -------------------------------
                                                                                                1995             1994
---------------------------------------------------------------------------------------------------------------------
Revenues:
     Software maintenance and information services                                      $  5,252,000      $ 4,659,000
     Software                                                                                 59,000          252,000
---------------------------------------------------------------------------------------------------------------------

          Total revenues                                                                   5,311,000        4,911,000
---------------------------------------------------------------------------------------------------------------------

Cost of Sales:
     Software maintenance and information services                                         2,191,000        1,903,000
     Software                                                                                132,000           30,000
---------------------------------------------------------------------------------------------------------------------

          Total cost of sales                                                              2,323,000        1,933,000
---------------------------------------------------------------------------------------------------------------------

          Gross profit                                                                     2,988,000        2,978,000
Operating expenses:
     General and administrative                                                              725,000          646,000
     Marketing                                                                             1,665,000        1,644,000
     Research and development                                                                333,000          609,000
---------------------------------------------------------------------------------------------------------------------

          Total operating expenses                                                         2,723,000        2,899,000
---------------------------------------------------------------------------------------------------------------------

          Operating income                                                                   265,000           79,000
Other income (expense):
     Interest income                                                                          52,000           40,000
     Interest expense                                                                         (4,000)          (2,000)
     Gain on foreign exchange                                                                105,000           91,000
     Other, net                                                                                1,000            5,000
---------------------------------------------------------------------------------------------------------------------

          Income before income taxes                                                         419,000          213,000
Provision for income taxes                                                                  (239,000)         (41,000)
---------------------------------------------------------------------------------------------------------------------

          Net income                                                                    $    180,000      $   172,000
=====================================================================================================================

          Per share                                                                     $        .06      $       .06
=====================================================================================================================



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1995
                                  (UNAUDITED)





----------------------------------------------------------------------------------------------------------------------
                                                                                            Foreign
                                       Common stock     Additional                         currency              Total
                              ---------------------        paid-in                      translation      stockholders'
                                 Shares      Amount        capital         Deficit       adjustment             equity
----------------------------------------------------------------------------------------------------------------------
Balance,
   September 30, 1995         2,733,000    $137,000    $12,751,000     $(9,340,000)        $938,000        $ 4,486,000
   Net income                         -           -              -         180,000                -            180,000
   Exercised stock options       19,000       1,000         39,000               -                -             40,000
   Foreign currency
       translation adjustment         -           -              -               -           48,000             48,000
----------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 1995          2,752,000    $138,000    $12,790,000     $(9,160,000)        $986,000        $ 4,754,000
======================================================================================================================




See accompanying notes to consolidated financial statements .

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                    (NOTE 2)



---------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended December 31,
                                                                                      -------------------------------
                                                                                                1995             1994
---------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                       $    180,000     $    172,000
Adjustments to reconcile income from continuing operations
     to cash provided (used) by continuing operations:
          Depreciation and amortization of property and equipment                            111,000           99,000
          Amortization of software products                                                  123,000           30,000
          Gain on sale of assets                                                                   -           (5,000)
Changes in assets and liabilities:
     Decrease (increase) in assets:
          Receivables                                                                        807,000         (462,000)
          Inventories                                                                        (89,000)         (63,000)
          Other                                                                               26,000           51,000
     Increase (decrease) in liabilities:
          Trade payables and accruals                                                        (15,000)         (46,000)
          Taxes payable                                                                     (116,000)          (3,000)
          Deferred revenue                                                                (1,016,000)          432,000
---------------------------------------------------------------------------------------------------------------------

          Net cash provided by operations                                                     11,000          205,000
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Decrease (increase) in short-term investment                                                  -           (1,000)
     Purchase equipment                                                                     (141,000)         (33,000)
     Software development                                                                   (122,000)         (29,000)
     Proceeds from disposition of assets                                                       2,000            6,000
---------------------------------------------------------------------------------------------------------------------

          Net cash used by investing activities                                             (261,000)         (57,000)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities - exercised stock options                                41,000                -
---------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                       (209,000)         148,000

Cash and cash equivalents at beginning of period                                           1,270,000          635,000
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                              $  1,061,000     $    783,000
=====================================================================================================================

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.   General Notes

     Certain notes to the September 30, 1995 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended December 31, 1995. Accordingly, reference should be made to the audited financial statements at September 30, 1995.

     In the opinion of the Company, the unaudited consolidated financial statements as of December 31, 1995 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

--------------------------------------------------------------------------------
2.   Supplemental Cash Flow Information

     The Company paid interest of $4,000 and $2,000 during the three months ended December 31, 1995 and 1994, respectively, related to certain lease obligations. Income taxes of $355,000 and $43,000 were paid during the quarter ended December 31, 1995 and 1994, respectively, including foreign income taxes withheld at the source from remittances by customers.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         MPSI(R) reported net income of $180,000 or $.06 per share on revenues of $5.3 million for the quarter ended December 31, 1995 compared with net income of $172,000 or $.06 per share on revenues of $4.9 million for the comparable quarter last year. Although masked by a substantial increase in income taxes compared with last year, the December 1995 quarterly results reflect growth in both revenues and operating income as hereinafter discussed.

         Revenues of $5.3 million for the first fiscal quarter of 1996 represented an increase of $400,000 or 8% compared with last year. Comparison reflects approximately $200,000 lower software revenues in the 1996 first quarter, offset with an increase in market study revenues of $460,000 or 13%. The timing of new or renewed long-term software license agreements can affect comparability of reported software revenues for any fiscal quarter, and the Company attributes the comparative shortfall to timing as a number of potential license agreements are in the process of negotiation. The increased revenues from market studies, the largest component of overall revenues, reflects continued growth in the North American segment of MPSI's business. This growth is principally attributable to the release of MPSI's CAPS(TM) (Capital Planning System) software in North America early last fiscal year. The timing of the software release was such that the software did not significantly impact revenues during the quarter ended December 31, 1994.

         The timing of the North American CAPS software release also has impacted the comparability of Cost of Sales - Software. Due to the release date, no substantial amortization of capitalized CAPS development costs was reported during the quarter ended December 31, 1994. However, the December 1995 quarter reflects amortization from that product together with amortization of a newer pricing software product, resulting in software cost of sales being approximately $100,000 higher. Conversely, gross profits on market studies have risen approximately 6% as the result of process improvements and identification of lower cost data sources. The Company anticipates realizing comparatively higher gross profits on market studies throughout fiscal year 1996 as the result of these measures.

         The December 1995 quarterly results encompass costs associated with certain new products which exceeded applicable revenues. New pricing software and new data service offerings have not yet achieved a level of revenues sufficient to cover related costs and meet profit objectives. MPSI(R) continues to monitor the progress of these new ventures and remains optimistic about their ultimate success. Unamortized capitalized costs related to these new products were approximately $135,000 at December 31, 1995, all other development costs having been previously expensed as incurred.

         Operating expenses for the quarter ended December 31, 1995 were $2.7 million compared with $2.9 million during the first quarter last fiscal year. General and administrative expenses are up approximately $79,000 (12%) as the result primarily of (1) higher investor relations costs as the Company is more actively publicizing its financial information through publications which target brokers and investors, and (2) higher legal and accounting costs related to investigations associated with potential new offices in several countries. Marketing expenses were essentially equivalent between the two quarters at approximately $1.6 million. Research and development expenses of $333,000 in the current quarter were down approximately 55% compared with last year, primarily due to the increased amount of capitalized software development costs this quarter as reflected in the consolidated statements of cash flow. The capitalized development costs relate to completion of new CAPS versions for South American and European regions, both scheduled for release within the next six months.

         In the Other Income (Expense) category, MPSI(R) recorded higher interest on investments compared with the same quarter last year, due primarily to a better liquidity position as discussed below. The Company continues to benefit from currency gains on certain transactions denominated in Singapore dollars, although the amount of the quarterly income from such source was only slightly higher than during the December 1994 quarter.

         Income taxes of $239,000 during the quarter ended December 31, 1995 were up considerably over the $41,000 reported through December 31, 1994. The December 1994 quarter benefitted from utilization of U.S. tax loss carryforwards, which carryforwards were substantially depleted through utilization to reduce taxable income for the 1995 fiscal year. Accordingly, MPSI(R) going forward will be subject to U.S. income taxes more closely related to the statutory income tax rate. Foreign income taxes included in both periods were not significant when considered net of the U.S. tax benefits derived therefrom.


Financial Condition and Liquidity

         Working capital continued to improve during the quarter ended December 31, 1995 at which time it amounted to approximately $2.3 million compared with $1.9 million at September 30, 1995 and $0.4 million at December 31, 1994. Although the first fiscal quarter is generally a lean cash receipts quarter compared with the other three quarters of a fiscal year (because many clients are completing their spending budgets for the forthcoming year), the Company was able to maintain a healthy cash balance of $1.1 million, down slightly from $1.3 million at September 30, 1995. Concurrently, amounts payable to suppliers declined approximately $225,000.

         Two major components of working capital, receivables and deferred revenues, both declined significantly during the current quarter in line with the revenue throughput experienced. However, the Company's backlog of approximately $22.9 million at December 31, 1995 was $5.2 million higher than at September 30, 1995 and $0.7 million higher than at December 31, 1994.

         As set forth in the consolidated statements of cash flow, MPSI(R) expended approximately $122,000 for capitalized programming of new software products/versions during the quarter ended December 31, 1995 compared with only $29,000 during the comparable quarter last year. The higher costs in the December 1995 quarter related to the new CAPS versions described previously. The lower capitalized costs during the 1994 comparative quarter were attributable to the fact that the North American CAPS version was substantially complete going into that quarter.

         MPSI(R) continues to acquire additional computer equipment in an ongoing program to upgrade internal equipment inventory and in anticipation of additional technical services required as additional CAPS versions and new pricing software are rolled out. During the quarter ended December 31, 1995, the Company spent approximately $141,000 on workstation and personal computer equipment and software. During the December 1994 quarter the Company spent only $33,000 on such equipment, partially as the result of cash constraints imposed at the time. Although no firm commitments presently exist for additional computer equipment, the Company expects to continue adding equipment at a similar rate during the remainder of fiscal year 1996. Funding for equipment additions is expected to be generated internally, although MPSI(R) has an available credit line in the amount of $275,000 which could be utilized for such purposes.

         No borrowings are presently outstanding under the line of credit nor has the Company utilized the line since the September 1993 recapitalization transaction liquidated outstanding amounts thereunder. The amounts reflected in the consolidated balance sheets as Other Non-Current Liabilities relate to accounting treatment for the Company's headquarters office lease, wherein the amounts of monthly cash payments differ from the average monthly lease expense reflected in the results of operations.

         Changes in stockholders' equity since September 30, 1995, are the result of routine recognition of earnings for the quarter, exercise of stock options by employees as set forth in the consolidated statements of cash flow, and quarterly variation in the equity translation adjustment relating to consolidation of foreign subsidiaries.

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

               (b)      Reports on Form 8-K - No reports on such form were filed during the quarter ended December 31, 1995.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                            MPSI SYSTEMS INC.




Date  February 2, 1996                  By  /s/ Ronald G. Harper
      -----------------------------         ------------------------------------
                                            Ronald G. Harper, President
                                            (Chief Executive Officer) and
                                            Director





Date  February 2, 1996                  By  /s/ James C. Auten
      -----------------------------         ------------------------------------
                                            James C. Auten, Vice President
                                            (Chief Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  11.1          Earnings Per Share Computation

  27.1          Financial Data Schedule