Form 10-Q
period 1996-03-31
MPSI SYSTEMS INC
filed 1996-05-15
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR THE SIX MONTHS ENDED MARCH 31, 1996              COMMISSION FILE NO. 0-11527




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

Yes    X             No
     -----              -----


Number of shares of common stock outstanding at March 31, 1996 -       2,752,264
                                                                 ---------------

                                     INDEX




                                                                                   Page No.
                                                                                   --------
Part I.  FINANCIAL INFORMATION:

     Financial Statements:
          Consolidated Balance Sheets - March 31, 1996 and September 30, 1995   . .       3

          Consolidated Statements of Operations - Three Months and Six Months
               Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . .       5

          Consolidated Statement of Stockholders' Equity - Six Months
               Ended March 31, 1996   . . . . . . . . . . . . . . . . . . . . . . .       6

          Consolidated Statements of Cash Flow - Six Months Ended
               March 31, 1996 and 1995    . . . . . . . . . . . . . . . . . . . . .       7

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . .       8

     Management's Discussion and Analysis of Financial Condition and
          Quarterly Results of Operations   . . . . . . . . . . . . . . . . . . . .       9



Part II.  OTHER INFORMATION (Including Index to Exhibits) . . . . . . . . . . . . .      11



SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

Assets
- ---------------------------------------------------------------------------------------------------------------------
                                                                              March 31,                 September 30,
                                                                                   1996                          1995
- ---------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current assets:

     Cash and cash equivalents                                            $     756,000                  $  1,270,000

     Short-term investments, at cost                                             41,000                        41,000

     Receivables:
          Trade                                                               4,092,000                     4,522,000
          Current portion of long-term receivables                            1,572,000                     1,893,000

     Work in process inventory                                                  383,000                       304,000

     Prepayments                                                                130,000                       175,000
- ---------------------------------------------------------------------------------------------------------------------
               Total current assets                                           6,974,000                     8,205,000

Long-term receivables, net of current portion
     and unamortized discount                                                 2,161,000                     2,421,000

Property and equipment, net of accumulated amortization                       1,337,000                     1,191,000

Software products, net of accumulated amortization                              769,000                       673,000

Other assets                                                                    430,000                       434,000
- ---------------------------------------------------------------------------------------------------------------------

               Total assets                                               $  11,671,000                  $ 12,924,000
=====================================================================================================================



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)



Liabilities and Stockholders' Equity
- ---------------------------------------------------------------------------------------------------------------------
                                                                              March 31,                 September 30,

                                                                                   1996                          1995
- ---------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current liabilities:

     Accounts payable                                                      $    912,000                   $    905,000

     Accrued liabilities                                                      1,260,000                      1,738,000

     Deferred revenue                                                         3,011,000                      3,614,000
- ----------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                      5,183,000                      6,257,000

Non-current deferred revenue                                                  1,696,000                      1,961,000

Other noncurrent liabilities                                                    205,000                        220,000
- ----------------------------------------------------------------------------------------------------------------------

               Total liabilities                                              7,084,000                      8,438,000
- ----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                         -                              -

Stockholders' equity (Note 2):
     Preferred Stock, $.10 par value, 1,000,000
          shares authorized, none issued or
          outstanding                                                                 -                              -
     Common Stock, $.05 par value, 20,000,000 shares
          authorized, 2,752,000 and 2,733,000 shares issued
          and outstanding at March 31, 1996 and
          September 30, 1995, respectively                                      138,000                        137,000

     Junior Common Stock, $.05 par value, 500,000
          shares authorized, none issued or
          outstanding                                                                 -                              -

     Additional paid-in capital                                              12,803,000                     12,751,000

     Deficit                                                                 (9,308,000)                    (9,340,000)

     Foreign currency translation adjustment                                    954,000                        938,000
- ----------------------------------------------------------------------------------------------------------------------

               Total stockholders' equity                                     4,587,000                      4,486,000
- ----------------------------------------------------------------------------------------------------------------------

               Total liabilities and stockholders' equity                  $ 11,671,000                   $ 12,924,000
======================================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

- -----------------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED MARCH 31,            SIX MONTHS ENDED MARCH 31,
                                                     ----------------------------      --------------------------------
                                                            1996             1995             1996                 1995
- -----------------------------------------------------------------------------------------------------------------------
Revenues:
     Software maintenance and information services    $  5,246,000      $  5,055,000     $ 10,498,000     $  9,714,000

     Software licensing                                    118,000           225,000          177,000          477,000
- ----------------------------------------------------------------------------------------------------------------------

          Total revenues                                 5,364,000         5,280,000       10,675,000       10,191,000
- ----------------------------------------------------------------------------------------------------------------------

Cost of Sales:
     Software maintenance and information services       2,734,000         1.986,000        4,925,000        3,890,000

     Software licensing                                    125,000            50,000          257,000           79,000
- ----------------------------------------------------------------------------------------------------------------------

          Total cost of sales                            2,859,000         2,036,000        5,182,000        3,969,000
- ----------------------------------------------------------------------------------------------------------------------

          Gross profit                                   2,505,000         3,244,000        5,493,000        6,222,000

Operating expenses:
     General and administrative                            724,000           645,000        1,449,000        1,291,000

     Marketing                                           1,704,000         1,760,000        3,369,000        3,404,000

     Research and development                              308,000           541,000          641,000        1,150,000
- ----------------------------------------------------------------------------------------------------------------------

          Total operating expenses                       2,736,000         2,946,000        5,459,000        5,845,000
- ----------------------------------------------------------------------------------------------------------------------

          Operating income (loss)                         (231,000)          298,000           34,000          377,000

Other income (expense):
     Interest income                                        49,000            32,000          101,000           72.000

     Interest expense                                       (3,000)           (3,000)          (7,000)          (5,000)

     Net gain of foreign exchange                           12,000           121,000          117,000          212,000

     Other, net                                             10,000           (24,000)          11,000          (19,000)
- ----------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes                    (163,000)          424,000          256,000          637,000

Provision for income taxes                                  15,000           (38,000)        (224,000)         (79,000)
- -----------------------------------------------------------------------------------------------------------------------

          Net income (loss)                           $   (148,000)     $    386,000     $     32,000     $    558,000
======================================================================================================================

          Income (loss) per share                     $       (.05)     $        .14     $        .01     $        .20
======================================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)




- -------------------------------------------------------------------------------------------------------------------------
                                                                                          Foreign
                                       Common stock     Additional                       currency                   Total
                        ---------------------------        paid-in                    translation           stockholders'
                                 Shares      Amount        capital         Deficit     adjustment                  equity
- -------------------------------------------------------------------------------------------------------------------------
Balance,
   September 30, 1995         2,733,000    $137,000    $12,751,000     $(9,340,000)        $938,000            $4,486,000
   Net income                         -           -              -          32,000                -                32,000
   Exercised stock options       19,000       1,000         52,000               -                -                53,000
   Foreign currency
       translation
       adjustment                     -           -              -               -           16,000                16,000
- -------------------------------------------------------------------------------------------------------------------------
Balance,
   March 31, 1996             2,752,000    $138,000    $12,803,000    $(9,308,000)         $954,000            $4,587,000
=========================================================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

- ----------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended March 31,
                                                                                            --------------------------
                                                                                                1996              1995
- ----------------------------------------------------------------------------------------------------------------------
Net income                                                                              $     32,000      $    558,000

Adjustments to reconcile net income to cash provided
  by operations:
     Depreciation                                                                            219,000           197,000
     Amortization                                                                            247,000            80,000
     Loss (gain) on sale of equipment                                                         (1,000)            3,000

     Changes in assets and liabilities:
          Decrease (increase) in assets:
               Receivables                                                                 1,058,000            83,000
               Inventories                                                                   (79,000)         (344,000)
               Other assets                                                                   49,000           (62,000)
          Increase (decrease) in liabilities:
               Trade payables and accruals                                                   (83,000)         (179,000)
               Taxes payable                                                                (425,000)           16,000
               Deferred revenue                                                             (821,000)          198,000
- ----------------------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                                          196,000           550,000
- ----------------------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
     Proceeds from asset dispositions                                                         18,000            11,000
     Purchase equipment                                                                     (385,000)         (224,000)
     Software development                                                                   (343,000)         (112,000)
- ----------------------------------------------------------------------------------------------------------------------

          Net cash used by investing activities                                             (710,000)         (325,000)
- ----------------------------------------------------------------------------------------------------------------------

          Net cash used by financing activities                                                    -                 -
- ----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                            (514,000)          225,000
Cash and cash equivalents at beginning of period                                           1,270,000           635,000
- ----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               $   756,000      $    860,000
======================================================================================================================

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================
1.   GENERAL NOTES:

     Certain notes to the September 30, 1995 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the six months ended March 31, 1996. Accordingly, reference should be made to the audited financial statements at September 30, 1995.

     In the opinion of the Company, the unaudited consolidated financial statements as of March 31, 1996 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the six months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.


================================================================================
2.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid interest of $3,000 and $5,000 during the three months ended March 31, 1996 and 1995, respectively. Income taxes of $295,000 and $64,000 were paid during the quarter ended March 31, 1996 and 1995, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         MPSI Systems Inc. reported a net loss for the second fiscal quarter ended March 31, 1996, of $148,000 or $.05 per share on revenues of $5,364,000 compared with net income of $386,000 or $.14 per share on revenues of $5,280,000 during the comparable quarter a year ago. Net income for the first six months of fiscal year 1996 was $32,000 or $.01 per share on revenues of $10,675,000 compared with $558,000 or $.20 per share on revenues of 10,191,000 in the comparable period last year.

         Although revenues increased by approximately $500,000 (5%) during the six months when compared with the first six months of last fiscal year, there was only a nominal increase during the 1996 second quarter compared with last
year.      The revenue growth was principally attributable to MPSI's North and
South American operations with revenues for the six months and quarter being flat in Europe and down slightly in the Pacific Rim. The Pacific Rim trend is, however, primarily a timing matter. The Company has substantial firm orders for market studies to be produced for Pacific Rim clients beginning in the last half of fiscal 1996 and through mid 1997, and that region is expected to ultimately reflect revenue growth for the 1996 fiscal year.

         Even though the South American region experienced some growth in revenue during the quarter and six months, both that region and MPSI's European region are awaiting the release of the new Capital Planning System (CAPS) software applicable to those clients. The Company expects to release both versions during its third fiscal quarter of 1996. The present release dates are delayed approximately six months from the original plan. The delayed releases have caused certain clients in the effected regions to hold off placement of market study and software orders, some of which were anticipated in the quarter and six months covered by this report. These circumstances are reflected in the modest revenue growth for the quarter and six months compared with the similar periods of last year and in the 62% lower revenues from software licensing during the first six months of fiscal 1996 compared with the same six-month period last year.

         These delayed orders have had a second effect on the Company in addition to delaying projected revenue growth. MPSI has not had the opportunity to schedule as many multiple-client market studies as anticipated from clients in the indicated regions. There is generally a significant improvement in gross margins on multiple-client market studies compared with single client studies. MPSI has not, therefore, been able to leverage its fixed market study production costs to the level expected in its operating
plan.   As the new software releases encourage market study (and software)
orders in South America and Europe and as the number of studies underway or recently completed in all operating regions increases, the Company's ability to "pair up" additional clients on existing and future market studies is expected to positively impact gross margins by fiscal year end.

         In addition to the effect on market study margins noted above, gross margins in the information services product line are lower than last year, both for the quarter and six months, due to substantial costs incurred relative to
two new data products.   The Company introduced a retail price tracking data
service late last fiscal year and that product has proven to be significantly
more costly than originally anticipated.   MPSI has recently received certain
pricing concessions from the users of this product and should, accordingly, recognize improved operating results during the remainder of this fiscal year. MPSI also was required to negotiate price increases from present users of its newest market study product, wherein the client is required to provide a substantial amount of the information necessary to update these data bases annually. Since MPSI received a lesser degree of client-supplied data and was, therefore, required to do more original research than anticipated in order to maintain quality standards, the Company has re- engineered the production process and increased the price on future studies of this type. MPSI anticipates better operating results from this product in future periods.

         Operating expenses are approximately $210,000 (7%) and $386,000 (7%) lower in the quarter and six months ending March 31, 1996, respectively, than for the comparable periods last year. General and administrative expenses are approximately $80,000 (12%) and $155,000 (12%) higher than last year for the quarter and six months, respectively, reflecting increased costs related to public listing of MPSI's Common Stock on the NASDAQ SmallCap Market(SM) and additional costs associated with trademark registration of new products. Marketing expenses are level with last year for both the quarter and the six months. Research and development expenses are lower by approximately $233,000 (43%) and $509,000 (44%) for the quarter and six months ended March 31, 1996, respectively, compared with the same periods last year. This decline corresponds to the increased product development related to the South American and European CAPS software, which costs are capitalized in the Balance Sheet (see discussion of capitalized software costs below).

         In the Other Income category, MPSI continues to experience overall gains on transactions denominated in foreign currency, although the amount of gain from that source was lower than last year by $109,000 (90%) and $95,000 (45%) in the quarter and six months, respectively. MPSI continues to invoice a substantial number of Pacific Rim clients in Singapore Dollars, which accounts for most of the indicated foreign exchange gain to date.

         MPSI reported $224,000 of income taxes for the six months ended March 31, 1996, compared with $79,000 for the six months ended March 31, 1995. Although the Company had utilized most of its net operating loss carryforwards in 1995 and expected to generate income taxes in the United States during this fiscal year, the income taxes presented in both six-month periods are primarily foreign taxes withheld at the source by clients making payments to MPSI in the United States for services. The amount of U.S. taxable income generated during the six months ended March 31, 1996, was minimal but is expected to increase by September 30, 1996.


FINANCIAL CONDITION AND LIQUIDITY

         Working capital was $1,791,000 at March 31, 1996, compared with
$1,948,000 at September 30, 1995, and $571,000 at March 31, 1995.    The
$157,000 reduction in working capital since September 30, 1995, is attributable to internal funding of computer equipment acquisitions and software development which reduced cash resources, and to lower receivables (net of deferred revenue) due in part to the delayed software releases discussed above. The Company has a bank line of credit in the amount of $250,000 which expires on September 30, 1996. Negotiations are presently under way with several banks to obtain a credit line thereafter. The Company also has the option of leasing certain of its targeted computer equipment additions but has elected thus far to buy such equipment in most instances.

         MPSI's business relies heavily on workstations and personal computers, both of which are advancing rapidly in technological terms. The continually increased capacity of such equipment offers MPSI the opportunity to continue productivity improvements both internally and for its client software users. However, in order to maintain technological pace, the Company continues to regularly replace its computer equipment on a rotating basis. For the quarter and six months ended March 31, 1996, MPSI spent $244,000 and $385,000, respectively, on new computer equipment. Present plans anticipate the acquisition of approximately $450,000 of additional equipment by September 30, 1996, much of it directed to our foreign offices as they receive and begin to support the CAPS releases applicable to their clients.

         As previously mentioned, MPSI has a continuing commitment to upgrading its premier retail planning software for all operating regions. The North American version of CAPS was released early last fiscal year, and amortization of the capitalized costs of that product is the principal component of Cost of Sales - Software. During the quarter and six months ended March 31, 1996, MPSI spent and capitalized approximately $221,000 and $343,000, respectively, related to the South American and European CAPS versions previously discussed. MPSI will undertake development of CAPS versions for Japan and Southeast Asia beginning later this fiscal year. Those versions are scheduled for release to clients in early fiscal 1997.

         Noncurrent liabilities, including deferred maintenance obligations in future years under software license agreements ($1,696,000) and an accrued liability related to the difference between average office lease expense and actual cash lease payments ($205,000), have declined $265,000 and $15,000 respectively. The decline in deferred maintenance is attributable to reclassification of current portions and to the lower sales of new software licenses previously discussed. The lease accrual will continue to decline for the remaining two years of the MPSI headquarters office lease as actual cash payments each month will exceed the average rental rate utilized to record monthly rent expense.

         The only changes in equity for the quarter and six months covered by this report relate to exercise of stock options by employees, net income, and continued nominal gain attributable to translation of foreign subsidiary operations to U.S. dollar equivalents.

                          PART II - OTHER INFORMATION


Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders -

               (a) The annual stockholders meeting was held February 1, 1996. Proxies were solicited in accordance with Regulation 14 of the Securities Exchange Act of 1934.

               (b) All members of the Board of Directors, as previously reported in the Company's Form 10-K at September 30, 1995, were re-elected.

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




                                            MPSI SYSTEMS INC.




Date     May 10, 1996                  By       /s/ Ronald G. Harper
      ------------------                  ------------------------------------
                                            Ronald G. Harper, President
                                            (Chief Executive Officer) and
                                            Director





Date     May 10, 1996                  By      /s/ James C. Auten
      ------------------                  ------------------------------------
                                            James C. Auten, Vice President
                                            (Chief Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                            Description                           Page
                                                                        ----
 11.1            Earnings per share computation                          13
 27.1            Financial Data Schedule                                 14