Form 10-Q
period 1996-06-30
MPSI SYSTEMS INC
filed 1996-08-13
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the nine months ended June 30, 1996              Commission file no. 0-11527




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

Yes    X             No
    ------              ------


Number of shares of common stock outstanding at June 30, 1996-         2,793,187
                                                              ------------------

                                     INDEX





Part I.  FINANCIAL INFORMATION:


                                                                             Page No.
                                                                             --------

   Financial Statements:
       Consolidated Balance Sheets - June 30, 1996 and September 30, 1995 ..    3

       Consolidated Statements of Operations - Three Months and Nine Months
          Ended June 30, 1996 and 1995 .....................................    5

       Consolidated Statement of Stockholders' Equity - Nine Months
          Ended June 30, 1996 ..............................................    6

       Consolidated Statements of Cash Flow -
          Nine Months Ended June 30, 1996 and 1995 .........................    7

       Notes To Consolidated Financial Statements ..........................    8

   Management's Discussion and Analysis of Financial Condition and
       Quarterly Results of Operations .....................................    9



Part II.  OTHER INFORMATION (Including Index to Exhibits) ..................   12



SIGNATURES .................................................................   14

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS






ASSETS
- ----------------------------------------------------------------------------------
                                                      JUNE 30,       SEPTEMBER 30,
                                                          1996                1995
- ----------------------------------------------------------------------------------
                                                   (UNAUDITED)
Current assets:

    Cash and cash equivalents                      $   596,000         $ 1,270,000
    Short-term investments, at cost                     41,000              41,000
    Receivables:
         Trade                                       4,980,000           4,522,000
         Current portion of long-term receivables    1,524,000           1,893,000

    Inventories                                        582,000             304,000

    Prepayments                                        136,000             175,000
- -------------------------------------------------  -----------         -----------
             Total current assets                    7,859,000           8,205,000

Property and equipment, net                          1,355,000           1,191,000

Long-term receivables, net of current portion
    and unamortized discount                         2,112,000           2,421,000

Software products, net                                 897,000             673,000

Other assets                                           394,000             434,000
- -------------------------------------------------  -----------         -----------

              Total assets                         $12,617,000         $12,924,000
=================================================  ===========         ===========


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)



LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------
                                                                      JUNE 30,       SEPTEMBER 30,
                                                                        1996            1995
- --------------------------------------------------------------------------------------------------
                                                                   (unaudited)
Current liabilities:

    Accounts payable                                                $1,335,000            $905,000
    Accrued liabilities                                              1,079,000           1,738,000
    Deferred revenue                                                 4,523,000           3,614,000
- -----------------------------------------------------------------  -----------       -------------
             Total current liabilities                               6,937,000           6,257,000

Noncurrent deferred revenue                                          1,516,000           1,961,000
Other noncurrent liabilities                                           192,000             220,000
- -----------------------------------------------------------------  -----------       -------------

             Total liabilities                                       8,645,000           8,438,000
- -----------------------------------------------------------------  -----------       -------------

Commitments and contingencies                                                -                   -

Stockholders' Equity:
    Preferred Stock, $.10 par value, 1,000,000 shares
         authorized, none issued or outstanding                              -                   -

    Common Stock, $.05 par value, 20,000,000 shares authorized,
         2,793,000 and 2,733,000 shares issued and outstanding at
         June 30, 1996 and September 30, 1995, respectively            140,000             137,000

    Junior Common Stock, $.05 par value, 500,000 shares
         authorized, none issued or outstanding                              -                   -

    Additional paid-in capital                                      12,934,000          12,751,000

    Deficit                                                        (10,031,000)         (9,340,000)

    Foreign currency translation adjustment                            929,000             938,000
- -----------------------------------------------------------------  -----------       -------------

             Total stockholders' equity                              3,972,000           4,486,000
- -----------------------------------------------------------------  -----------       -------------

             Total liabilities and stockholders' equity            $12,617,000         $12,924,000
=================================================================  ===========       =============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



- ------------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED JUNE 30,               NINE MONTHS ENDED JUNE 30,
- ------------------------------------------------------------------------------------------------------------------------
                                                 1996                  1995              1996                    1995
- ------------------------------------------------------------------------------------------------------------------------

Revenues:
  Software maintenance/information services  $4,889,000             $5,792,000       $15,387,000             $15,506,000
  Software licensing                             87,000                322,000           264,000                 799,000
- -------------------------------------------  ----------             ----------       -----------             -----------

     Total revenues                           4,976,000              6,114,000        15,651,000              16,305,000
- -------------------------------------------  ----------             ----------       -----------             -----------

Cost of Sales:
  Software maintenance/information services   2,670,000              2,773,000         7,595,000               6,663,000
  Software licensing                            145,000                113,000           402,000                 192,000
- -------------------------------------------  ----------             ----------       -----------             -----------

       Total cost of sales                    2,815,000              2,886,000         7,997,000               6,855,000
- -------------------------------------------  ----------             ----------       -----------             -----------

     Gross profit                             2,161,000              3,228,000         7,654,000               9,450,000
Operating expenses:
  General and administrative                    770,000                658,000         2,219,000               1,949,000
  Marketing                                   1,762,000              1,882,000         5,131,000               5,286,000
  Research and development                      347,000                304,000           988,000               1,454,000
- -------------------------------------------  ----------             ----------       -----------             -----------

     Total operating expenses                 2,879,000              2,844,000         8,338,000               8,689,000
- -------------------------------------------  ----------             ----------       -----------             -----------

     Operating income (loss)                   (718,000)               384,000          (684,000)                761,000
Other income (expense):
  Interest income                                49,000                 60,000           150,000                 132,000
  Interest expense                               (4,000)                (1,000)          (11,000)                 (6,000)
  Foreign exchange                               86,000                196,000           203,000                 408,000
  Other, net                                     (6,000)                29,000             5,000                  10,000
- -------------------------------------------  ----------             ----------       -----------             -----------

     Income (loss) before income taxes         (593,000)               668,000          (337,000)              1,305,000
Provision for income taxes                     (130,000)               (75,000)         (354,000)               (154,000)
- -------------------------------------------  ----------             ----------       -----------             -----------

     Net income (loss)                       $ (723,000)            $  593,000       $  (691,000)            $ 1,151,000
===========================================  ==========             ==========       ===========             ===========

     Income (loss) per share                 $     (.26)            $      .21       $      (.24)            $       .42
===========================================  ==========             ==========       ===========             ===========



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)


- ---------------------------------------------------------------------------------------------------
                                                                             FOREIGN
                                            ADDITIONAL                       CURRENCY
                         COMMON STOCK        PAID-IN                       TRANSLATION  NET CAPITAL
                     --------------------
                         SHARES    AMOUNT      CAPITAL       DEFICIT        ADJUSTMENT   DEFICIENCY
- ---------------------------------------------------------------------------------------------------
Balance,
  September 30,
     1995             2,733,000  $137,000  $12,751,000   $(9,340,000)         $938,000   $4,486,000

  Net income (loss)           -         -            -      (691,000)                -     (691,000)

  Exercised
     stock options       19,000     1,000       52,000             -                 -       53,000

Common stock issued
     to 401(k) Plan      41,000     2,000      131,000             -                 -      133,000

  Foreign currency
     translation
     adjustment               -         -            -             -           (9,000)       (9,000)
- -------------------  ----------  --------  -----------  ------------       -----------  -----------

Balance,
  June 30, 1996       2,793,000  $140,000  $12,934,000  $(10,031,000)      $   929,000  $ 3,972,000
===================  ==========  ========  ===========  ============       ===========  ===========





See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                  (UNAUDITED)


- -----------------------------------------------------------------------------
                                                   NINE MONTHS ENDED JUNE 30,
                                                   --------------------------
                                                      1996             1995
- -----------------------------------------------------------------------------
Net income (loss)                                  $(691,000)     $1,151,000

Adjustments to reconcile net income (loss)
     to cash provided by operations:
     Depreciation                                    331,000          301,000
     Amortization                                    370,000          188,000
     Loss on sale or abandonment of equipment          3,000            6,000
     Write-off of software development costs               -           29,000
Changes in assets and liabilities:
     Decrease (increase) in assets:
          Receivables                                204,000       (1,435,000)
          Inventories                               (278,000)        (159,000)
          Other assets                                79,000            7,000
     Increase (decrease) in liabilities:
          Trade payables and accruals                306,000         (285,000)
          Taxes payable                             (417,000)          28,000
          Deferred revenue                           500,000        1,236,000
- ------------------------------------------------  ----------       ----------
Net cash provided by operating activities            407,000        1,067,000
- ------------------------------------------------  ----------       ----------
Cash flows from investing activities:
     Decrease in short-term investment                     -          (47,000)
     Proceeds from asset dispositions                 22,000            8,000
     Purchase equipment                             (509,000)        (477,000)
     Software development                           (594,000)        (325,000)
- ------------------------------------------------  ----------       ----------

Net cash used by investing activities             (1,081,000)        (841,000)
- ------------------------------------------------  ----------       ----------
Net cash used by financing activities                      -                -
- ------------------------------------------------  ----------       ----------
Increase in cash and cash equivalents               (674,000)         226,000
Cash and cash equivalents at beginning of period   1,270,000          635,000
- ------------------------------------------------  ----------       ----------

Cash and cash equivalents at end of period          $596,000         $861,000
================================================  ==========       ==========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL NOTES:

   Certain notes to the September 30, 1995 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the nine months ended June 30, 1996. Accordingly, reference should be made to the audited financial statements at September 30, 1995.

   In the opinion of the Company, the unaudited consolidated financial statements as of June 30, 1996 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2. STATEMENT OF CASH FLOWS:

   During the quarter ended June 30, 1996, the Company settled its $133,000 matching contribution liability to the 401(k) Plan for the plan year ended December 31, 1995 by issuing approximately 41,000 previously unissued shares to the Plan. This nonmonetary transaction reduced accrued liabilities and increased both common stock and additional paid in capital.


3. CORPORATE RESTRUCTURING:

   On June 19, 1996, the Company announced a strategic reorganization designed to maximize client satisfaction, improve internal accountability for achievement of corporate goals, facilitate implementation of cost reduction and containment procedures, and focus strategic business units on specific customer industries and/or products. The Company ultimately incurred and accrued severance costs and other reorganizational expenses of approximately $350,000 in July 1996. Although this general announcement preceeded the end of the June 30, 1996, fiscal quarter end, the released personnel were not identified or notified of termination until late July 1996. Accordiingly, the aggregate costs associated with reorganization are not reflected in the June 30, 1996, balance sheet or statement of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     MPSI Systems Inc. reported a net loss for the third fiscal quarter ended June 30, 1996, of $723,000 or $.26 per share on revenues of $5.0 million compared with net income of $ 593,000 or $.21 per share on revenues of $6.1 million during the comparable quarter last year. These results contributed to a net loss for the nine months ended June 30, 1996, of $691,000 or $.24 per share on revenues of $15.7 million compared with net income of $1.2 million or $.42 per share on revenues of $16.3 million of the same period last year.

     The $1.1 million (19%) revenue decline for the quarter compared with the same quarter last year was principally attributable to lower software and market study revenues. Software revenues were $235,000 (73%) and $535,000 (67%) lower than in the comparable quarter and nine months last year, respectively. Since most software license agreements are individually substantial in amount, the timing of new licenses or renewals can significantly impact the results of operations in a particular quarter. Management anticipates software revenues for the entire fiscal year to be comparable with fiscal year 1995. Revenues from software maintenance, a component of each software license agreement, were $28,000 and $162,000 higher for the quarter and nine months ended June 30, 1996, respectively, compared with the same periods last year as the result of several large contracts signed late in fiscal year 1995 for which maintenance income is reflected during all periods of fiscal year 1996.

     Revenues for the quarter from market studies (information databases) are approximately $641,000 (16%) lower than for the same quarter last year ($581,000 or 5% lower for the nine months of 1996 versus 1995). The principal cause for the decline relates to the timing of studies for Japanese clients, which, due to the cycle of studies, had only nominal impact on the quarter ended June 30, 1996, but a greater impact on revenues and profitability during the quarter ended June 30, 1995. Revenues in North America were flat for the quarter when compared with last year but were up approximately $400,000 (10%) for the nine months. Market study revenues in South America and Europe exhibited little fluctuation from the comparable quarter and nine months last year due to the delay in release of the new CAPS software versions for those customers. The commercial release of both versions took place during late June 1996, almost nine months later than originally scheduled. Delays were the result of resource constraints, organizational issues and added functionality. In response to these delays, on June 19, 1996, the Company announced a strategic reorganization designed to maximize client satisfaction, improve internal accountability for achievement of corporate goals, facilitate implementation of cost reduction and containment procedures, and focus strategic business units on specific customer industries and/or products. The Company ultimately incurred and accrued severance costs and other reorganizational expenses of approximately $350,000 in July 1996. Although this general announcement preceeded the end of the June 30, 1996, fiscal quarter end, the released personnel were not identified or notified of termination until late July 1996. Accordiingly, the aggregate costs associated with reorganization are not reflected in the June 30, 1996, balance sheet or statement of operations.

     Profitability from software and market studies was impacted not only by the lower revenue volumes discussed above but by lower than historical gross margins. The gross margins from software for the quarter and nine months ended June 30, 1996, were negative $58,000 and negative $138,000, respectively. Such margins were $267,000 (128%) and $745,000 (122%) lower than for the comparable quarter and nine months of last fiscal year, respectively. Software cost of sales is primarily composed of amortization of capitalized software development costs. Several software products, including pricing software, were amortized during all periods this year but only during part of the year last year.

     Market study gross margins were $1.5 million (45%) and $6.1 million (56%) for the quarter and nine months ended June 30, 1996, respectively, compared with $2.4 million (61%) and $7 million (61%) for the comparable periods of fiscal 1995. The mix of studies during the June 30, 1996, quarter did not contain as many multi-client Japanese studies as were in process last year. These studies are generally high margin projects because the average number of client participants allows MPSI to leverage its market study production costs. Management anticipates a higher number of Japanese studies from the next cycle to begin impacting the last fiscal quarter of 1996. A second contributor to the lower margins was that the production mix also included several partial updates in connection with the Company's CCMS (Continuously Current Market Studies) and Quality Partnership studies. These multi-year study commitments by clients involve complete market updates in some years and only partial updates in other years. The number of partial updates, which generally result in lower average gross margins, was greater during the June 1996 quarter than during the comparable quarter last year.

     In addition to the revenues and profitability issues discussed above with respect to MPSI's main line of products, several new product offerings in fiscal 1996 continue to lower overall gross margins. Such products have been offered during the entire 1996 fiscal year to date, whereas they were offered for only the last half of fiscal year 1995. Gross margins on new data products and consulting projects rose from 35% during the third fiscal quarter last year to 41% during the June 1996 quarter. These margins reversed the trend earlier in fiscal 1996 when the revenue volumes during start-up were low resulting in significant losses. While margins on these products have improved, management does not anticipate they will begin to produce gross margins comparable with MPSI's historical average margins until fiscal 1997.

     Operating expenses overall were $2.9 million, up only about 1% over the same quarter last year. Such expenses were $8.3 million for the nine months ended June 30, 1996, which was $351,000 (4%) lower than during the nine-month period last year. General and administrative expenses were $112,000 (17%) and $270,000 (14%) higher for the quarter and nine months, respectively, than for the comparable periods of fiscal year 1995. The higher costs were attributable to (1) additional legal and accounting expenses associated with opening new offices in South Africa and Korea, (2) trademark registration of new products, and (3) costs associated with registration of the Company's common stock on the NASDAQ SmallCap market (which costs were only incurred during the last two months of fiscal year 1995). Marketing expenses were down $120,000 (6%) and $155,000 (3%) for the quarter and nine months ended June 30, 1996, respectively, compared with the same periods last year. The decrease is primarily attributable to staffing in the sales and client services departments. Research and development expenses were up $43,000 (14%) for the quarter ended June 30, 1996, compared with last year but were down $466,000 (32%) for the nine months. The small quarterly increase was attributable to resources being reassigned to non-capitalizable research on upcoming projects as development of the South American and European CAPS software neared completion. The decline over the nine months compared with last year is attributable to the substantial capitalized costs related to CAPS, the amortization of which did not begin until June 1996 and is reflected in Cost of Sales.

     Although MPSI continued to benefit from gains on foreign exchange transactions (reflected in Other Income/Expense), principally billings to Pacific Rim clients in Singapore dollars, the amounts of such gains were $110,000 (56%) and $205,000 (50%) lower for the quarter and nine months ended June 30, 1996, respectively, than was realized during the comparable periods of fiscal 1995. Although management anticipates continued benefits from exchange transactions in the near term, changes in foreign currency valuation cannot be reliably predicted in the long term.

     The level of taxable income in the U.S. has not resulted in significant accrual of domestic income taxes during the quarter or nine months ended June 30, 1996. Amounts reflected in the Provision for Income Taxes are primarily withholdings at the source by clients in foreign jurisdictions. No significant change in this mix of taxation is anticipated during the remainder of fiscal year 1996.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital declined $869,000 (49%) during the quarter ended June 30, 1996. The decline is consistent with the lower revenues and margins achieved during the quarter as well as being attributable to internal funding of computer equipment and software development. The cash component of working capital declined only $160,000 (21%), but the current portion of deferred revenues (net of the offsetting portion in receivables) increased $672,000 and accounted for most of the decline in working capital. These deferred revenues represent a liability for advanced billings to market study customers which will be converted to revenues as the related projects are completed. MPSI's new consulting business unit has several projects in process which will not be recognized in revenue until the projects are completed and accepted. These projects also account for the $199,000 increase in Inventory. The revenue shortfall has resulted in lower turnover of accounts payable and thus a higher balance therein at June 30, 1996, than at March 31, 1996. The Company continues to meet its obligations and has a back up line of credit in the amount of $225,000 which expires in September 1996. Management is currently negotiating with two commercial banks for a replacement of that line of credit.

     As MPSI's business relies on workstations and personal computers, both of which are advancing rapidly in technological terms, a continuous equipment updating policy has been adopted which will completely turn over the Company's computers every two to three years. For the quarter and nine months, respectively, ended June 30, 1996, MPSI acquired $124,000 and $509,000 of new equipment, most of which was internally funded. Operating lease financing was utilized for certain workstation equipment having an aggregate cost of approximately $50,000. Management anticipates acquisition of approximately $100,000 more capital equipment before the end of fiscal 1996.

     As noted above, MPSI has been developing several new versions of its CAPS software and recently released versions for Europe and South America. Development projects continue for Australian and Asian versions targeted for release during the first half of fiscal 1997. During the quarter and nine months ended June 30, 1996, MPSI funded and capitalized software development costs of $251,000 and $594,000, respectively.

     The only changes in stockholders' equity for the quarter related to the issuance of approximately 41,000 shares of Common Stock to the Company's 401(k) Plan in settlement of the company matching requirement (approximately $133,000) for plan year 1995 and a small decline in the equity adjustment for translation.

PART II - OTHER INFORMATION




Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None.

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K. Page            Page
                                                            ----
                (a)  Exhibits:

                     11.1   Earnings per share computation   15
                     27.1   Financial Data Schedule          16

                (b)  Reports on Form 8-K - None               -

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                       MPSI SYSTEMS INC.





       Date            August 8, 1996  By /s/ Ronald G. Harper
       ------------------------------    -------------------------------
                                           Ronald G. Harper, President
                                           (Chief Executive Officer) and
                                           Director





       Date            August 8, 1996  By /s/ James C. Auten
       ------------------------------    -------------------------------
                                           James C. Auten
                                           Vice President
                                           (Chief Financial Officer)

                                 EXHIBIT INDEX



                 Exhibit
                 Number   Description                     Page
                 -------  ------------------------------  ----

                 11.1     Earnings Per Share Computation    15

                 27.1     Financial Data Schedule           16