Form 10-K
period 1996-09-30
MPSI SYSTEMS INC
filed 1996-12-20
CIK 714540

                                                                   Page 1 of 48
===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------


                                   FORM 10-K
(Mark One)

    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                       OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant on December 5, 1996 was approximately $2,240,000.

     The number of shares outstanding of the registrant's common stock was 2,793,164 shares of $0.05 Par Value Common Stock as of December 5, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders presently anticipated to be held on January 30, 1997, are incorporated by reference into Part III. The Registrant's Annual Report to Stockholders for fiscal year ended September 30, 1996 is incorporated by reference into Parts I, II and IV.
===============================================================================

                               MPSI SYSTEMS INC.
                                   FORM 10-K

                                    CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I

         ITEM 1.     Business..................................................            3

         ITEM 2.     Properties................................................           11

         ITEM 3.     Legal proceedings.........................................           12

         ITEM 4.     Submission of matters to a vote of security holders.......           12


PART II

         ITEM 5.     Market for the registrant's common equity and related
                     stockholder matters.......................................           12

         ITEM 6.     Selected financial data...................................           12

         ITEM 7.     Management's discussion and analysis of financial
                     condition and results of operation........................           12

         ITEM 8.     Financial statements and supplementary data...............           12

         ITEM 9.     Changes in and disagreements with accountants on
                     accounting and financial disclosure.......................           13


PART III

         ITEM 10.    Directors and executive officers of the registrant.......            13

         ITEM 11.    Executive compensation....................................           13

         ITEM 12.    Security ownership of certain beneficial owners and
                     management................................................           13

         ITEM 13.    Certain relationships and related transactions............           13


PART IV

         ITEM 14.    Exhibits, financial statement schedules, and
                     reports on Form 8-K.......................................           13


Signatures           ..........................................................           20

Index to Exhibits    ..........................................................           21


PART I


ITEM 1.    BUSINESS

GENERAL

     The operations of MPSI are confined to one business segment wherein it provides decision support products and services in the form of (1) proprietary computer software, (2) geographically specific information databases (market studies), and (3) consulting services. These products and services are designed to meet retail business planning requirements of its clients.

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

     With the 1983 capital infusion from its initial public offering, the operating plan of the Company expanded. In order to diversify and maintain growth, management initiated programs intended to expand the Company's geographic presence and its client mix. Such programs sought to reduce MPSI's exposure to economic factors in a particular country and to lessen the percentage of its total revenues which were attributable to the petroleum industry (while maintaining steady growth in that core business). Accordingly, during the period from 1983 to 1987, MPSI expanded its European operations and opened new offices in Singapore, Japan and Brazil. This expansion led to decentralization of management and the market study production operations. In 1986, the Company acquired RSI, a company headquartered in Minneapolis, Minnesota, which offered products to retail food clients that were similar to those offered by MPSI to the petroleum industry. This acquisition combined with expanded retail planning software for banks, restaurants and governmental clients, enabled MPSI to diversify its revenue portfolio such that revenues from the petroleum industry, as a percent of total revenues, dropped from 90% in 1985 to 75% in 1988. During this period, MPSI's products continued to be directed toward site selection, although enhancements such as artificial intelligence technology moved the Company's products toward operational decision support capabilities.

     In 1988 MPSI undertook significant changes aimed at accelerating the Company's revenue growth, product expansion and diversification of its customer base. MPSI reorganized its existing business unit and acquired Execucom Systems Corporation ("ESC"). The ESC acquisition resulted in (1) a more diverse family of products including financial planning and executive information systems, (2) a greater number of client industries, and (3) an expanded international presence. Although revenues from petroleum clients continued to be important to the Company, they accounted for approximately 53% of consolidated revenues in 1990 because of the dilutive effect of ESC's non-petroleum revenues. The concurrent restructuring of the MPSI business unit resulted in the realignment of managerial responsibilities to correspond with the distinct client industries it served. This realignment centralized management responsibilities such that functional units were again controlled from the United States, regardless of where the personnel might be located. Although not brought about directly as the result of the changes noted above, in 1989 management also decided that the computer workstation should replace the mainframe computer as the Company's principal product delivery and product development hardware. This action was taken in order to reduce internal operating costs associated with the mainframe, facilitate product development and communications using workstation networks and enhance product distribution.

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

     The corporate restructuring initiated in 1991 eventually encompassed further restructuring throughout the three-year period ended September 30, 1993. The initial 1991 restructuring involved a 30% reduction of the work force in England, closure of the Singapore production center with termination of virtually all employees in that facility, and reduction of management personnel in the United States. Substantially all market study production and software development activities were consolidated back into the United States. Portions of these activities had been previously performed in the Company's Singapore and England offices, in addition to the U.S. corporate headquarters. In spite of the cost reductions and production streamlining achieved as the result of 1991 actions discussed above, consolidated revenues continued to decline during fiscal year 1992 forcing the Company to further reduce its work force in the United States and in England. Economic conditions continued to worsen for MPSI during fiscal year 1993. The Company again reduced its work force and overhead expenses throughout the fiscal year. Approximately 106 employees (30% of work force) were terminated or resigned, and the Company negotiated a reduction in the space occupied by its corporate headquarters. Further, the Company closed certain foreign sales offices and moved to less expensive office space in several satellite offices.

     During the fourth quarter of fiscal year 1993, the Company completed a significant recapitalization transaction and eliminated its corporate debt (other than trade payables and accrued liabilities). Among other benefits, the recapitalization allowed the Company to redirect funding from debt service to product development. Beginning in 1994 and in response to client input, MPSI committed substantial funding and development efforts toward release of a new generation of MPSI decision support products. Early versions of these products were completed for commercial release in fiscal year 1995 (see discussion of CAPS(TM), OPS(R) and PVO(R) software under "Product Development").

     During fiscal years 1994 and 1995, the Company experienced increased stability in its regional petroleum industry markets as clients, except in Europe, generally completed restructuring and focused on the retail aspects of their businesses. Although European operations continued to be sluggish, revenues in North America, South America and the Pacific Rim grew. Several U.S. oil companies who had been recently inactive with MPSI placed significant market study orders in 1994 and 1995 indicating interest in MPSI's new software products which targeted operational and pricing decision support.

          Although the petroleum industry utilization of MPSI's products had been somewhat revitalized, the Company's retail food line of business, which was serviced by RSI, never developed to the point of being a profitable endeavor and had sustained losses regularly since its acquisition. As a result, on September 1, 1994, RSI sold all of its noncash assets to Dakota Worldwide Corporation ("Dakota"), an unaffiliated third party, and the Company discontinued its services and products to that class of customer. See Note 2 to the Consolidated Financial Statements.

          Although MPSI successfully launched initial versions of new products in 1994 and 1995, such products principally were directed at the North American market. New versions of CAPS(TM) for European and South American clients were scheduled for release in the first quarter of fiscal year 1996 but were ultimately delayed approximately eight months until June 1996. The delay in release was partially attributable to MPSI's desire to accommodate client requests for additional functionality and multi-product modeling capabilities. However, a portion of the delay was attributable to MPSI's software development methodology and organizational structure. The delayed release of the two new CAPS(TM) versions significantly hampered MPSI's sales activities in the European and South American regions and contributed to the lower 1996 revenues and profitability compared to 1995. In order to address the organizational implications indicated above, MPSI undertook a significant reorganization in July 1996. The primary objectives of the reorganization were to (1) promote interdepartmental cooperation in software development, (2) improve accountability and teamwork, and (3) insure timely delivery of future software versions. Although not undertaken specifically in order to reduce staffing, the reorganization resulted in approximately an 8% staff reduction for which MPSI took a $215,000 charge against its 1996 fourth quarter earnings. Management believes that the new organizational structure positions MPSI for better quality, more timely delivery and better client service going forward.

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

     The Company's operating cycle and cash flow are driven principally by the timing of client orders for market studies. Many North American petroleum clients budget on a calendar year basis. Consequently, MPSI generally receives a concentration of orders in December through February from such clients. Many European and Pacific Rim clients operate on March 31 fiscal periods resulting in significant orders during the period May through June. The timing of market study production and the resulting revenues are subject to a degree of fluctuation. Quarterly revenues can also be impacted by the timing of software license agreements. Accordingly, management believes that quarterly results may not be indicative of results for full fiscal years.

     Economic conditions throughout the world have varying degrees of impact on the Company's products. Volatile oil prices, unsettled economic conditions and retail consolidation affected the Company's volume of new business in fiscal 1996. The Company is unable to predict the extent to which these conditions will continue to affect its business during 1997. At present, however, the Company is realigning its products and services to increase profitability, either by evaluating alternative methods for gathering market information in order to contain future expenses or by development of ancillary products and services which will allow the Company to leverage market information through sales to companies who cannot afford a commitment to MPSI's more expensive main line products. The Company anticipates growth in Southeast Asia during fiscal 1997 and increased retail petroleum activity in the U.S. and South American markets.

     After adjustment to remove the effects of RSI, which business was discontinued in September 1994 as set forth above, approximately 97%, 96%, and 99% of revenues were derived from the petroleum industry during the fiscal years ended September 30, 1996, 1995, and 1994, respectively. In each of the fiscal years 1996, 1995 and 1994, MPSI derived revenues representing 10% or more of consolidated revenues from certain clients, together with their affiliates, as set forth below (in millions of dollars):

                            1996            1995            1994
                            ----            ----            ----
                        AMOUNT    %     AMOUNT   %      AMOUNT    %
                        ------    -     ------   -      ------    -
Exxon/Esso/Imperial     $  6.3   29     $  4.4   19     $  3.8   19
Texaco/Caltex           $  2.7   12     $  1.3    6     $  3.0   15
Shell                   $  1.5    7     $  2.8   12     $  2.1   11
Amoco                   $  2.1   10     $  2.5   11     $  1.4    7

     The Company would be adversely affected if several petroleum industry clients curtailed their long-term usage of MPSI products.

     The following table shows the percentage of total revenue from continuing operations that the Company derived from various sources during each of the last three fiscal years.

-------------------------------------------------------------------------------
               REVENUE DERIVED FROM KEY PRODUCTS AND SERVICES (%)
-------------------------------------------------------------------------------

                                               1996   1995   1994
                                               ----   ----   ----
Database construction (market studies)          71     70     65
Software licenses                                2      5     12
Software maintenance agreements                  6      5      7
Consulting, educational, and other services     21     20     16

     Described below are the computer applications software, information databases and other services currently provided by the Company.

  Retail Planning

     Until 1995, the Company's primary retail planning applications software was the Retail Planning System(R) ("RPS"). See "Product Development" for discussion of three major enhancements of RPS scheduled for commercial release in fiscal years 1996 and 1997. In fiscal year 1995, MPSI released the first version of its new CAPSa software for use by North American clients. This country-specific software interacts with an information database (market study) to construct a mathematical model of a retail market. The enhanced systems support client needs in three areas:

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

     Software licensing agreements for the RPS and/or CAPS(TM) software (including ancillary products) generally have multi-year (generally five year agreements) noncancellable terms. These agreements offer the client an installment payment option requiring a payment upon execution and annual payments on the succeeding anniversary dates of the agreement. The software can be used by the client for a particular industry (such as petroleum) and a particular geographic market (such as Japan). Also, the agreement contains broad restrictions on the use and disclosure of the software by the client. See "Trademarks, Copyrights, and Licenses" below. Modifying the software typically involves changes in the weighting of various supply and demand factors or the addition of a new factor as the result of changes in the marketplace.

     MPSI provides full maintenance (postcontract customer support) services for the RPS and, where necessary, training of and consultation with client staff. Software licenses, maintenance and optional consulting services are set out separately in each multi-year license agreement. The agreement states that any company-sponsored modification to the software during the postcontract customer support period will be provided to the client at no additional cost. Prices for the CAPS(TM) software in the United States are based upon formulas which address geographical boundaries, population, number of automobiles and other factors. Prices for the RPS and/or CAPS(TM) software applicable to foreign countries are based on a percentage of the United States pricing.

  Information Databases

     The Company also constructs the market study databases that are the primary informational sources used by the retail planning software. The database construction process involves acquisition of geographic digitized mapping, traffic counts, and demographic demand data from governmental agencies or independent suppliers, on-site survey of retail outlet supply information by MPSI personnel or contract surveyors, collation of all demographic demand and supply information into specified data layout, data editing and quality control checking, and preparation of the client-specific deliverables. Separate contracts govern each database order by a client and generally require advance payments ranging from 35 percent to 70 percent of the total sales value. The amount of the required prepayment is determined principally by the client's delivery requirements. There is no retainage provision relative to these production-type contracts. These databases are arranged and presented in six types of studies.

          Constantly Current Market Studies ("CCMS"). These studies are used by clients who possess a large number of retail sites and who wish to analyze market conditions and evaluate site locations in metropolitan areas on a regular basis. The supply and demand data used in this type of study is collected by the Company. This type of study provides clients with a series of consecutive database updates over a specific time period, generally five years. Clients agree to pay for the CCMS in periodic installments. It is tailored to individual client needs, and pricing is determined in part by the number of subscribers to a particular market during the commitment period and offers clients discounts for their multi-year commitments.

          Quality Partnership Studies ("QP"). These study programs, like the CCMS studies, offer clients the opportunity to regularly update market study information on an annual basis. However, in the QP program, all clients participate in the updating process by providing regular information about changes (new outlets, new brands, rebuilt outlets, etc.) in the market. MPSI gathers information relative to these changes and updates the database which otherwise remains unchanged. The lower update costs are passed on to the client participants in the form of lower annual update prices. Although the updates are not as extensive as full CCMS updates, clients are able to track the effects of major market changes using QP's.

          Scheduled Market Area Studies ("SMAS"). These studies are similar to the CCMS except that the clients do not commit to a series of consecutive database updates over a specific time period. These studies are usually scheduled by one client and offered to additional clients on a subscription basis. While each study uses a single demand-side database, the final database provided to each client is unique.

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

  Other Products and Services

     Licensed software clients may utilize the retail planning software and information databases on their own computer facilities, may dial in to MPSI's computers and use the software interactively (subject to certain usage restrictions),or may elect to have MPSI run tactics (that is, pose "what if" questions) on MPSI's computers. In cases where software is installed on client computers, the Company charges for installation of the software and training the client's personnel. A client may then run unlimited tactics on its own equipment. If tactics are run on the Company's computers, the client pays a fee per tactic. Clients who have entered into long-term user agreements are entitled to discounts on databases and on tactics.

     MPSI introduced two new "data" products during fiscal year 1995 which were designed to leverage market information already in MPSI's inventory or allow clients to contract for customized data collection by MPSI. The Quest product allows MPSI clients to obtain point-in-time retail outlet information either relative to MPSI's standard market study boundaries in a given geographic market or to establish specialized market boundaries or specialized data requirements for an additional fee. MPSI's PriceTracker(TM) product allows clients to obtain high quality, timely retail pricing information on a recurring basis in order to track trends in the marketplace. Such products were introduced partially in response to competitors who attempt to infiltrate MPSI's client base by initially providing low-cost market data. The PriceTracker(TM) product is currently utilized by clients only in the United States. Quest services have been supplied in Europe, South Africa, and the United States, among other other countries. These products, while not intended to be a material portion of MPSI's business, have been well received by clients needing lower cost data.

     Other products and services provided by the Company include litigation support; determination of petroleum price zones and key competitors; regular tracking of petroleum prices using geographic information systems for user analyses; retail consulting; consumer research; and customized retail outlet surveys. Certain services are complementary to retail planning services. For example, the databases provided as part of the retail planning services may be linked with other data supplied by the client. This data could then be processed interactively through geographic information system software which manages and displays information in a variety of graphic and map formats.

COMPETITION

     Since its inception in 1970 the Company has provided comprehensive applications software and database systems, primarily to the retail petroleum industry, and currently has more than 175 multinational clients in 73 countries. There has recently been a worldwide trend toward competitive product development of this type due to the availability of computer resources and acceptance of retail modeling theory. The Company believes its competition lies in two areas: first, in the market research staffs of petroleum companies or potential customers who develop and manage their own software and data; and second, in consulting and research companies which compete for portions of the Company's business.

     The Company has found that the market research staffs of some large petroleum companies continue to concentrate on in-house data gathering and site selection methods, while other companies with more limited resources must consider low cost alternatives for obtaining market information. It has been MPSI's experience that clients often encounter substantial cost barriers relative to internally developed systems. Without the economies of scale, data gathering expertise and modelling sophistication that MPSI has obtained during its 25-year existence, clients often find that systems developed in house are expensive to develop, expensive to maintain given changing market conditions, require market information with an inherent degree of accuracy which is difficult to obtain, and that the results of such systems do not justify the associated costs and effort. Additionally, as clients or potential clients struggle to manage operating costs and consider outsourcing certain activities where economically feasible, the capabilities of companies like MPSI offer an attractive alternative to internal systems. Because of the trend in large companies to outsource certain functions and because of the growth in business consulting generally, independent consulting and research companies have challenged certain products the Company offers such as demographic data collection, geographic databases, retail outlet surveys, retail consulting, pricing applications, and single site studies. Occasionally, such consultants are engaged to develop a proprietary internal model for their clients. Often competitive services of this type are offered by independent consultants as part of a larger consulting project wherein pricing for the retail planning segment can be very competitive with MPSI's pricing. Certain of such companies are offering computerized tools and services which, the Company believes are not as sophisticated as MPSI products, but may be attractive to customers willing to sacrifice accuracy for a lower cost solution to their business needs.

     The Company believes it competes with these various market alternatives by providing high-quality, sophisticated software and reliable, accurate databases at a reasonable cost. MPSI further believes its historical expertise and success in the areas of volume projections and retail network planning provide a substantial barrier to entry for competitors. Further, MPSI's maintenance programs and its commitment to more than one client in a given market results in regular updates of existing software in line with changes in a given market. The Company attributes its ability to provide these quality products and services to the expertise and experience of its personnel.

     By focusing on PC-oriented products and services, the Company believes it is better equipped to challenge "lower cost competitors". New data collection techniques will allow more timely and regular updating of market data using hand-held data collection technology and PC-based data transmission and delivery technology. These processes are expected to reduce MPSI's data collection costs relative to market studies and thereby allow the Company to leverage data already collected or to collect custom data for clients who may not require full market study information. The Company believes it can thereby be competitive with potential competitors who have targeted customers with limited retail market resources.

     In addition to addressing low-cost competitors, MPSI regularly evaluates potential strategic alliances with certain independent consulting firms. The target consulting firms will be those who service industries in which MPSI has historical expertise (e.g., petroleum, government/postal, and banking). Such alliances can provide MPSI the opportunity to sub-contract portions of larger consulting projects thereby establishing MPSI's credibility with the client and allowing interface with customer personnel who are potentially valuable sales contacts for future business.

BACKLOG

     The Company's September 30, 1996 and 1995 backlog consisted principally of orders for market information databases (1996--$16,338,000, 1995--$14,669,000)
and multi-year commitments by customers for software maintenance and support services (1996--$2,194,000, 1995--$3,014,000). The Company expects that the market information databases in backlog at September 30, 1996 will be recognized in fiscal year revenues as follows: 1997--$9,998,000; 1998--$3,264,000, 1999--$2,248,000 and 2000--$828,000. Maintenance and support services in backlog are the result of client contractual obligations to purchase support services generally over periods of three to five years. Such revenues will be recognized, and backlog accordingly reduced, on a ratable basis over the life of each underlying agreement. Of the aggregate maintenance and support backlog at September 30, 1996, future fiscal year revenues are expected to be recognized as follows: 1997--$875,000; 1998--$562,000; 1999--$391,000, 2000--$246,000, 2001--$100,000 and 2002--$20,000.

EMPLOYEES

     As of September 30, 1996, the Company employed 225 people, including 80 in sales and marketing, 39 in research and development, 77 in database analysis, consulting, and production and 29 in management, administration, and finance. Of these, 184 are employed in the United States and 41 are employed in foreign countries.

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

     MPSI's product development cycle consists of four primary stages. During the PRODUCT SPECIFICATION PHASE the Company identifies the initial requirements of the software, determines the functional requirements and begins the initial design. During this stage, the Company sets forth the database requirements as well as the hardware, operating systems, third-party imbedded software and general functional requirements. From this information a business plan, conceptual prototype and a project plan are developed. The prototypes developed during this stage are not fully functional prototypes, but are designed to present the "look and feel" of the end product. Upon completion of this phase, the Company has generally completed a detailed program design and, accordingly, established the technological feasibility of the project. Following the product specification phase, the project enters the BUILD PHASE where actual software programming takes place. Once coding is complete the project enters the QUALITY ASSURANCE PHASE which encompasses various internal systems testing and user acceptance testing. Once testing is completed the project enters the IMPLEMENTATION PHASE where hardware and software installation procedures and user documentation are finalized.

     Software development costs incurred prior to completion of the detailed program design are expensed as research and development costs. Costs incurred during the build, quality assurance and implementation phases are generally capitalized. At the point where the software product is ready for general release to the customers, capitalization of costs ceases.

     Beginning in fiscal year 1993, MPSI undertook a major internally funded rewrite of its retail planning software. The new systems are designed to meet the three primary operational requirements of clients through PC-based products including the Capital Performance System ("CAPS")(TM) for site selection and capital planning, the Operational Performance System ("OPS")(R) for use in the field by retail managers in order to optimize outlet and territory performance and the Price Volume Optimizer ("PVO")(R) for retail fuel pricing decisions. The initial versions of OPS(R) and PVO(R) software were available to customers in fiscal year 1994 but are presently undergoing further enhancement. The CAPS(TM) software for North America was released in January 1995. Third-party geographic information system software is being incorporated into the CAPS(TM) as part of rewrite enhancements. The new software should not only provide client requested enhancements but is also expected to reduce costs associated with (market study) database production and efficiencies in future product programming and model revisions. Regional CAPS(TM) software for Europe and South America was released in June 1996. CAPS(TM) for Japan and Asia is scheduled for release in fiscal year 1997.

     Development of the initial PVO(R) product was the result of a contract that was signed with a North American client during 1993 for the nonexclusive development of a volume prediction model for a petroleum related product and service facility. Several market databases were also part of the contract. The commercial version of PVO(R) was completed in August of 1995 and is presently undergoing implementation testing by clients in Canada, England, Belgium, South Korea, and the United States. It is anticipated this product, if successful, will not only result in contracts for additional client databases in 1997, but also will lead to further business with other clients through the adaptation of the model to other petroleum client ancillary product/service needs. Utilizing information from Company produced CAPS(TM)/RPS databases or from other MPSI studies, PVO(R) is designed to give retailers an easy to use decision tool for optimizing petroleum outlet profits through price or volume level determinations.

     The PC-based OPS(R) software utilizing CAPSO/RPS database information is currently installed with clients in the United States, Europe and the Pacific Rim. During fiscal year 1997, the Company intends to continue making the model available to existing clients at a nominal cost for the purpose of increasing Company-produced databases, MPSI's principal revenue source. A stand-alone OPS(R) product is scheduled for development and release late in fiscal year 1998.

     MPSI has historically provided retail network planning software, data, and consulting services to the postal industry on a limited basis, primarily in Europe and the United States. MPSI continues to pursue opportunities with the United States Postal Service and expects an increase in revenues from that source in 1997. Should MPSI be awarded a U.S. postal contract for market studies, additional development efforts would be expended during fiscal 1997 to enhance certain features of an existing prototype model and to incorporate new technology which has become available since the prototype was developed.

     During the years ended September 30, 1996, 1995, and 1994, the Company spent $2,610,000, $2,789,000, and $3,257,000, respectively, on research and development or enhancement of new products and the maintenance of existing products. The amounts spent on research and development were primarily Company sponsored, meaning there is no direct recoupment of expenses from clients.

TRADEMARKS, COPYRIGHTS, AND LICENSES

     The Company holds a number of trademarks, some of which are registered at the U.S. Patent and Trademark Office. To date, registrations have been sought only in the United States and Mexico. During fiscal year 1997 and in connection with global introduction of new products, the Company will evaluate trademark registration in certain other foreign countries where the volume of present and/or potential business warrants registration. Set forth below are the Company's trademarks and related registration expiration dates.

                         PRODUCT                               TYPE OF MARK              STATUS/EXPIRATION
                         -------                               ------------              -----------------
          MPSI's Site Evaluation System                         Registered                     2001
          MPSI and Design                                       Registered                     2002
          MPSI's OPS                                            Registered                     2002
          MPSI                                                  Registered                     2004
          Retail Planning System                                Registered                     2005
          PVO                                                   Registered                     2006
          Location Volume                                       Registered                     2006
          Facility/Location Volume                              Registered                     2006
          Price Volume Optimizer                                 Trademark                     Filed
          MPSI's CAPS                                            Trademark                     Filed
          MPSI's Market Monitor                                  Trademark               Common Law Rights
          PriceTracker                                           Trademark               Common Law Rights
          The Intelligent Approach to Retail Marketing           Trademark               Common Law Rights

     The Company does not hold any patents or registered copyrights. The Company's long-term software license agreements require customer acknowledgment of the proprietary nature of the Company's software. The Company relies on these agreements, together with trade secret laws and internal nondisclosure safeguards, to protect its products. To date, the Company has had no indication of any material breach in the security of its products. Should a material breach in the security of the Company's software products occur, it might have the impact of reducing the current barriers to entry for competitors and thus materially adversely affect long-term results of Company operations. The Company's modeling methodology, mathematical modeling algorithms and data gathering processes have been developed over an extensive period of time and would, in the absence of a material breach in the security, require potential competitors a substantial period of time to duplicate. Even in the event that a material breach did occur, such as a reverse engineering of an MPSI software product, the Company believes that because of the rapid annual change in technology and the regular software upgrades required thereby, such breach would not result in a material adverse effect on the Company's short-term business because new versions of its products would likely reduce the competitive value of older versions breached by potential competitors.

ITEM 2.   PROPERTIES

     The Company's principal facility and corporate headquarters in Tulsa, Oklahoma (42,500 square feet) is the primary location for software development and market study production. The Bristol, England facility encompasses 10,000 square feet, and the Rio de Janeiro, Brazil office encompasses 3,000 square feet. Both foreign offices do single site and special project work in addition to their primary marketing role. Regional sales offices in Singapore; Johannesburg, South Africa (established in 1996); Melbourne, Australia; and Tokyo, Japan remained the Company's principal client liaison facilities in those areas at September 30, 1996. MPSI has established a new office in Seoul, South Korea which will begin operations during the first quarter of fiscal year 1997. Management believes that the various facilities are now properly sized to meet anticipated business levels. Additional space may be required to accommodate business expansion. All office facilities are leased.

ITEM 3.    LEGAL PROCEEDINGS

     There are no material pending legal proceedings at September 30, 1996 which meet the criteria for disclosure under this item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1996.


                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The information required by this ITEM is incorporated by reference to page 20 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA

     The Selected Financial Data required by this ITEM for the five years ended September 30, 1996 is incorporated by reference to page 1 of the Company's 1996 Annual Report to Stockholders. The Selected Quarterly Financial Data required by this ITEM for the two years ended September 30, 1996 is set forth below:

                       SELECTED QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED



                                     NET      GROSS       NET        PER
           QUARTER ENDED            SALES     PROFIT     INCOME     SHARE
           -------------            -----     ------     ------     -----
          Fiscal Year 1995:
            December 31, 1994      $4,911     $2,978     $ 172      $   .06
            March 31, 1995          5,280      3,244       386          .14
            June 30, 1995           6,114      3,288       593          .21
            September 30, 1995      7,132      3,494       878          .31

          Fiscal Year 1996:
            December 31, 1995      $5,311     $2,988     $ 180      $   .06
            March 31, 1996          5,364      2,505      (148)        (.05)
            June 30, 1996           4,976      2,161      (723)        (.26)
            September 30, 1996      6,094      3,077        68          .02


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this ITEM is incorporated by reference to pages 3 through 6 of the Company's 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statement information required by this ITEM is incorporated by reference to pages 7 through 19 of the Company's 1996 Annual Report to Stockholders. Supplementary financial statement schedules are presented under
ITEM 14 of this Form 10-K beginning on page 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended September 30, 1996 and 1995.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information appearing under the caption "Directors and Executive Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1996 and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the caption "Compensation of Directors and Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1996 and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the caption "Stock Ownership" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1996 and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1996 and is incorporated herein by reference.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The response to this portion of ITEM 14 is submitted as a separate section of this report under ITEM 8.

    (2) The response to this portion of ITEM 14 is set forth in ITEM 14(d) below.

    (3)    Exhibits.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
  *3.1   --  Certificate of Incorporation of MPSI Systems Inc., as amended, filed as the same numbered exhibit with the Company's Form 10-Q dated March 31, 1987, File No. 0-11527.

 EXHIBIT

  NUMBER                             DESCRIPTION
  ------                             -----------
  *3.2   --  By-laws, as amended, filed as Exhibit 3.1 with the Company's
             Form 10-Q dated June 30, 1987, File No. 0-11527.

  *3.3   --  Certificate of Designation dated September 23, 1993 establishing the rights conferred on $.10 Par Value Convertible Preferred Stock,
             Series 1993, filed as the same numbered exhibit with the Company's
             1993 Form 10-K, File No. 0-11527.

  *3.4   --  Amendment to Certificate of Incorporation dated November 16,
             1993 to reflect a one-for-ten reverse stock split, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File
             No. 0-11527.

  *3.5   --  Certificate dated November 18, 1993 whereby the $.10 Par Value
             Preferred Stock, Series 1993, and the rights previously set forth in the Certificate of Designation were eliminated, filed as the same numbered exhibit with the Company's 1993 Form 10-K,
             File No. 0-11527.

  *4.1   --  Stock Purchase Agreement dated September 3, 1993 between MPSI
             Systems Inc. and various private investors (excluding exhibits thereto which are included herewith as Exhibits 4.2 and 4.3) which sets forth the terms of an equity recapitalization of the
             registrant, filed as the same numbered exhibit with the Company's
             1993 Form 10-K, File No. 0-11527.

  *4.2   --  Stockholder Agreement dated September 29, 1993 between MPSI
             Systems Inc. and certain private investors which regulates certain stockholder relationships with respect to voting,
             ownership, transfer or other disposition of MPSI stock, filed as the same numbered exhibit with the Company's 1993 Form 10-K,
             File No. 0-11527.

  *4.3   --  Registration Rights Agreement dated September 29, 1993 between MPSI Systems Inc. and certain private investors which sets forth the rights of the parties with respect to future registrations of stock of the registrant, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File No.
             0-11527.

  *4.4   --  Supplemental Agreement dated October 7, 1993 which revised the requirements and procedures related to the proposed reverse stock split and the conversion of preferred stock, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File
             No. 0-11527.

  *4.5   --  Stock Purchase Agreement dated September 23, 1993 among MPSI
             Systems Inc. and Selling Stockholders other than the Principal
             Investors, filed as the same numbered exhibit with the
             Company's 1994 Registration Statement on Form S-1, Registration
             No. 33-76286.

  *4.6   --  Registration Agreement dated July 1, 1994 among MPSI Systems
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

EXHIBIT
 NUMBER                                DESCRIPTION
-------                                -----------
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

*10.20 --   MPSI Systems Inc. Matching Investment Plan, effective January 1,
            1990, filed as Exhibit 4(c) with Pre-effective Amendment No. 1 to the Company's Form S-8, filed on December 29, 1989, File No.
            0-11527.

*10.22 --   Asset Purchase Agreement dated March 11, 1991 between Comshare,
            Incorporated (Buyer), Execucom Systems Corporation (Seller) and
            MPSI Systems Inc. (Seller's Parent); and Amendment to Asset Purchase
            Agreement effective March 22, 1991, filed as Exhibit 2.1 to Form
            8-K dated March 22, 1991, File No. 0-11527.

*10.23 --   Amendment dated March 19, 1991 to real property lease between MPSI
            Centre Joint Venture, as lessor, and MPSI Systems Inc., as lessee, filed as the same numbered exhibit with the Company's 1991 Form
            10-K, File No. 0-11527.

*10.25 --   Amendment dated March 31, 1993 to real property lease between MPSI
            Centre Joint Venture, as lessor, and MPSI Systems Inc., as lessee, filed as the same numbered exhibit with the Company's 1993 Form
            10-K, File No. 0-11527.

*10.26 --   Asset Purchase Agreement dated August 29, 1994 between the
            Registrant, its wholly-owned Subsidiary, Retail Systems, Inc., and Dakota Worldwide Corporation filed as Exhibit 10.1 to Form
            8-K filed September 15, 1994.

 11.1  --   Computation of Earnings Per Share.

 13.1  --   MPSI Systems Inc. 1996 Annual Report to Stockholders.

 21.1  --   List of Subsidiaries.

 23.1  --   Consent of Independent Auditors -- Ernst & Young LLP.

 27.1  --   Financial Data Schedules.

----------
* Incorporated by reference.

(b) No report on Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 1996.

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

        REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES



We have audited the consolidated financial statements of MPSI Systems Inc. as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated November 19, 1996 (incorporated by reference in this Form 10-K). Our audits also included the financial statement schedules included in this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                               ERNST & YOUNG LLP



Tulsa, Oklahoma
November 19, 1996

                                                                   SCHEDULE VIII


                      MPSI SYSTEMS INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
                     THREE YEARS ENDED SEPTEMBER 30, 1996



          COLUMN A                             COLUMN B              COLUMN C                COLUMN D        COLUMN E
          --------                             ----------     -----------------------        --------        --------
                                                                      ADDITIONS
                                                              -----------------------
                                               BALANCE AT    CHARGED TO                        OTHER          BALANCE
                                               BEGINNING      COSTS AND   REDUCTION OF      (DEDUCTIONS)      AT END OF
          DESCRIPTION                          OF PERIOD      EXPENSES      REVENUES          ADDITIONS         PERIOD
          -----------                          ---------      --------      --------       -------------       ------
For the year ended September 30, 1994:
  Accumulated depreciation                     $7,112,000     $433,000     $   --          $(441,000)(3)     $7,104,000
  Accumulated amortization                      1,958,000      246,000         --               --            2,204,000
  Allowance for doubtful receivables (RSI)         16,000       17,000         --            (33,000)(3)           --
  Unamortized discount on software license
    agreements                                    278,000         --        138,000(1)      (228,000)(1)        188,000
For the year ended September 30, 1995:
  Accumulated depreciation                     $7,104,000     $405,000     $   --          $ (89,000)(2)     $7,420,000
  Accumulated amortization                      2,204,000      294,000         --               --            2,498,000
  Unamortized discount on software license
    agreements                                    188,000         --        304,000(1)      (171,000)(1)        321,000
For the year ended September 30, 1996:
  Accumulated depreciation                     $7,420,000     $450,000     $   --          $(901,000)(2)     $6,969,000
  Accumulated amortization                      2,498,000      592,000         --             (2,000)         3,088,000
  Unamortized discount on software license
    agreements                                    321,000         --         77,000(1)      (160,000)(1)        238,000

----------

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

                                                                     SCHEDULE X


                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      THREE YEARS ENDED SEPTEMBER 30, 1996

                          COLUMN A                             COLUMN B
                          --------                   --------------------------
                                                         FISCAL YEARS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                           ITEM                       1996      1995      1994
                           ----                      --------------------------
Maintenance and repairs                              $172,000 $155,000 $178,000
Amortization of internally developed software         592,000  294,000  246,000
Royalties                                             125,000   28,000       --
Advertising costs                                     114,000   99,000   51,000

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 6th day of December, 1996.

                                               MPSI SYSTEMS INC.


                                               By     /s/ Ronald G. Harper
                                                 ------------------------------
                                                        Ronald G. Harper
                                                     Chairman of the Board,
                                                      President and Chief
                                                       Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

       /s/ Ronald G. Harper              Chairman of the Board,                   December 6, 1996
   -------------------------------       President and Chief
          Ronald G. Harper               Executive Officer


        /s/ James C. Auten               Vice President and Chief--               December 6, 1996
   -------------------------------       Financial Officer
           James C. Auten



     /s/ John C. Bumgarner, Jr.          Director                                 December 6, 1996
   -------------------------------
       John C. Bumgarner, Jr.


       /s/ David L. Huff                 Director                                 December 6, 1996
   -------------------------------
          David L. Huff


        /s/ Joseph C. McNay              Director                                 December 6, 1996
  --------------------------------
          Joseph C. McNay


       /s/ John J. McQueen               Director                                 December 6, 1996
  --------------------------------
           John J. McQueen



     The Company's proxy statement for the Annual Meeting of Stockholders to be held February 4, 1997* has not yet been sent to stockholders. Copies of such materials will be furnished to the Commission at such time as they are sent to stockholders.

 * The date of the Annual Meeting of Stockholders has subsequently been changed to January 30, 1997.

                               INDEX TO EXHIBITS

                                                                     SEQUENTIALLY
EXHIBIT                                                                 NUMBERED
NUMBER                              EXHIBIT                               PAGE
------                              -------                               ----

11.1   -- Earnings Per Share Computation.................................  22

13.1   -- MPSI Systems Inc. 1996 Annual Report to Stockholders...........  23

21.1   -- List of Subsidiaries...........................................  46

23.1   -- Consent of Independent Auditors -- Ernst & Young LLP...........  47

27.1   -- Financial Data Schedule........................................  48