Form 10-Q
period 1996-12-31
MPSI SYSTEMS INC
filed 1997-02-12
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR THE THREE MONTHS ENDED DECEMBER 31, 1996         COMMISSION FILE NO. 0-11527




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

Yes  X       No
   -----       -----



Number of shares of common stock outstanding at December 31, 1996 -    2,793,164
                                                                    ------------

                                     INDEX




                                                                       Page No.
                                                                       --------
Part I.  FINANCIAL INFORMATION:

     Financial Statements:
          Consolidated Balance Sheets - December 31, 1996
               and September 30, 1996   . . . . . . . . . . . . . . . .    3

          Consolidated Statements of Operations -
               Three Months Ended December 31, 1996 and 1995  . . . . .    5

          Consolidated Statement of Stockholders' Equity -
               Three Months Ended December 31, 1996   . . . . . . . . .    6

          Consolidated Statements of Cash Flow -
               Three Months Ended December 31, 1996 and 1995    . . . .    7

          Notes To Consolidated Financial Statements  . . . . . . . . .    8

     Management's Discussion and Analysis of Financial Condition and
          Quarterly Results of Operations   . . . . . . . . . . . . . .    9



Part II.  OTHER INFORMATION (Including Index to Exhibits) . . . . . . .   11



SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



Assets
------------------------------------------------------------------------------------------------
                                                              December 31,         September 30,
                                                                  1996                  1996
------------------------------------------------------------------------------------------------
                                                               (unaudited)
Current assets:

     Cash and cash equivalents                                 $   610,000           $   951,000

     Short-term investments, at cost                                     -                49,000

     Receivables:
          Trade                                                  4,103,000             3,413,000
          Current portion of long-term receivables               1,010,000             1,177,000

     Work in process inventory                                     559,000               361,000

     Prepayments                                                   143,000               174,000
------------------------------------------------------------------------------------------------
               Total current assets                              6,425,000             6,125,000

Long-term receivables, net of current portion
     and unamortized discount                                    1,837,000             1,779,000

Property and equipment, net of accumulated amortization          1,243,000             1,325,000

Software products, net of accumulated amortization                 772,000               843,000

Other assets                                                       234,000               247,000
------------------------------------------------------------------------------------------------

               Total assets                                    $10,511,000           $10,319,000
================================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)


Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------
                                                           December 31,           September 30,
                                                               1996                    1996
-----------------------------------------------------------------------------------------------
                                                            (unaudited)
Current liabilities:

     Accounts payable                                       $  1,038,000            $  1,241,000
     Accrued liabilities                                       1,208,000               1,214,000
     Deferred revenue                                          2,473,000               2,280,000
------------------------------------------------------------------------------------------------
               Total current liabilities                       4,719,000               4,735,000

Non-current deferred revenue                                   1,171,000               1,342,000
Other noncurrent liabilities                                     163,000                 177,000
------------------------------------------------------------------------------------------------
               Total liabilities                               6,053,000               6,254,000
------------------------------------------------------------------------------------------------

Commitments and contingencies                                          -                       -

Stockholders' equity:
     Preferred Stock, $.10 par value, 1,000,000
          shares authorized, none issued or
          outstanding                                                  -                       -
     Common Stock, $.05 par value, 20,000,000 shares
          authorized, 2,794,000 shares
          issued and outstanding at December 31
          and September 30, 1996                                 140,000                 140,000
     Junior Common Stock, $.05 par value, 500,000
          shares authorized, none issued or
          outstanding                                                  -                       -

     Additional paid-in capital                               12,934,000              12,934,000

     Deficit                                                  (9,525,000)             (9,963,000)

     Foreign currency translation adjustment                     909,000                 954,000
------------------------------------------------------------------------------------------------
     Total stockholders' equity                                4,458,000               4,065,000
------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity              $10,511,000             $10,319,000
================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


------------------------------------------------------------------------------------------------
                                                               Three Months Ended December 31,
                                                             -----------------------------------
                                                                     1996              1995
------------------------------------------------------------------------------------------------
Revenues:
     Software maintenance and information services               $  5,269,000       $  5,252,000
     Software                                                          87,000             59,000
------------------------------------------------------------------------------------------------

          Total revenues                                            5,356,000          5,311,000
------------------------------------------------------------------------------------------------

Cost of Sales:
     Software maintenance and information services                  1,867,000          2,191,000
     Software                                                         246,000            132,000
------------------------------------------------------------------------------------------------

          Total cost of sales                                       2,113,000          2,323,000
------------------------------------------------------------------------------------------------

          Gross profit                                              3,243,000          2,988,000
Operating expenses:
     General and administrative                                       854,000            725,000
     Marketing                                                      1,566,000          1,665,000
     Research and development                                         372,000            333,000
------------------------------------------------------------------------------------------------

          Total operating expenses                                  2,792,000          2,723,000
------------------------------------------------------------------------------------------------

          Operating income                                            451,000            265,000
Other income (expense):
Interest income                                                        34,000             52,000
     Interest expense                                                 (10,000)            (4,000)
     Gain on foreign exchange                                          38,000            105,000
     Other, net                                                        31,000              1,000
------------------------------------------------------------------------------------------------

          Income before income taxes                                  544,000            419,000
Provision for income taxes                                           (106,000)          (239,000)
------------------------------------------------------------------------------------------------

          Net income                                             $    438,000       $    180,000
================================================================================================

          Per share                                              $        .16       $        .06
================================================================================================



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1996
                                  (UNAUDITED)






----------------------------------------------------------------------------------------------------------------------------
                                                                                            Foreign
                                   Common stock          Additional                         currency           Total
                                --------------------      paid-in                          translation      stockholders'
                                Shares        Amount      capital         Deficit           adjustment        equity
----------------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 1996             2,794,000     $140,000    $12,934,000      $(9,963,000)       $954,000         $ 4,065,000
Net income                             -            -              -          438,000              -              438,000
Foreign currency
translation adjustment                 -            -              -                -         (45,000)            (45,000)
----------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1996              2,794,000     $140,000    $12,934,000      $(9,525,000)       $909,000         $ 4,458,000
============================================================================================================================




See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                    (NOTE 2)




--------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended December 31,
                                                                     -----------------------------------
                                                                             1996             1995
--------------------------------------------------------------------------------------------------------
Income from continuing operations                                      $    438,000       $    180,000
Adjustments to reconcile income from continuing operations
     to cash provided (used) by continuing operations:
          Depreciation and amortization of property and equipment           114,000            111,000
          Amortization of software products                                 152,000            123,000
Changes in assets and liabilities:
     Decrease (increase) in assets:
          Receivables                                                      (580,000)           807,000
          Inventories                                                      (198,000)           (89,000)
          Other                                                              46,000             26,000
     Increase (decrease) in liabilities:
          Trade payables and accruals                                      (445,000)           (15,000)
          Taxes payable                                                     172,000           (116,000)
          Deferred revenue                                                   21,000         (1,016,000)
---------------------------------------------------------------------------------------------------------------

          Net cash provided (used) by operations                           (280,000)            11,000
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Decrease in short-term investments                                      49,000                  -
     Purchase equipment                                                     (29,000)          (141,000)
     Software development                                                   (81,000)          (122,000)
     Proceeds from disposition of assets                                          -              2,000
---------------------------------------------------------------------------------------------------------------

          Net cash used by investing activities                             (61,000)          (261,000)
---------------------------------------------------------------------------------------------------------------

Cash provided by financing activities - exercised stock options                   -             41,000
---------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                      (341,000)          (209,000)

Cash and cash equivalents at beginning of period                            951,000          1,270,000
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $    610,000       $  1,061,000
===============================================================================================================

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.   General Notes

     Certain notes to the September 30, 1996 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended December 31, 1996. Accordingly, reference should be made to the audited financial statements at September 30, 1996.

     In the opinion of the Company, the unaudited consolidated financial statements as of December 31, 1996 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.


--------------------------------------------------------------------------------
2.   Supplemental Cash Flow Information

     The Company paid interest of $10,000 and $4,000 during the three months ended December 31, 1996 and 1995, respectively, related to certain lease obligations and supplier financing arrangements. Income taxes of $58,000 and $355,000 were paid during the quarter ended December 31, 1996 and 1995, respectively, including foreign income taxes withheld at the source from remittances by customers.


--------------------------------------------------------------------------------
3.   Income Taxes

     In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The Company has not yet received a final report of the results and believes that the resolution of any items raised will not have a material effect on its financial position.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

MPSI reported net income of $438,000 or $.16 per share on revenues of $5.4 million for the quarter ended December 31, 1996 compared with net income of $180,000 or $.06 per share on revenues of $5.3 million for the comparable quarter last year. As discussed in more detail below, revenues were up from last year and margins increased to 61% for the quarter ended December 31, 1996 from 56% for the quarter ended December 31,1995. The margin increase resulted from a favorable revenue mix of multi-client databases (which allows MPSI to leverage its database construction costs) and improved margins on certain new products. The increase in gross margin along with lower income taxes accounts for the significant increase in net income over the same quarter last year.

Revenues of $5.4 million for the first quarter of fiscal 1997 represent a nominal increase compared with last year but do include increased revenue from software and from certain new products. The timing of long-term software license agreements and renewals can significantly affect comparability of reported software revenues for any fiscal quarter and therefore may not accurately project a trend for the remainder of the fiscal year. The increase in new product revenue reflects growth in both the number of clients and markets utilizing new trending products. These products, which were in the start-up phase last fiscal year, generated $103,000 of revenue with an associated loss at the gross margin level of $148,000 during the quarter ended December 31, 1995 compared with revenues of $177,000 and a gross profit of $92,000 for the quarter ended December 31, 1996. This increase in profitability is a result of the company's emphasis on cost control, process improvements and more favorable pricing (introductory pricing was in effect last fiscal year).

Due to the release of MPSI's CAPS (Capital Planning System) software in Europe and South America in the fourth quarter of fiscal 1996 the related amortization reflected in software cost of sales increased $21,000 as compared to the same period last year. An additional $93,000 of amortization was taken in the current quarter related to royalties to third party software developers. As stated above, the margins on market study revenues increased as a result of a favorable mix of multi-client databases during the quarter ended December 31, 1996, primarily in the Company's Pacific Rim operating region where a substantial new client was added.

Operating expenses in total for the quarter ended December 31, 1996 increased slightly compared with the first quarter last fiscal year. The Company underwent a restructuring in July of 1996 to respond to some of the problems encountered in timely development of the CAPS software product and to realign the Company's resources to increase attention to quality client support services. This restructuring resulted in a shift of costs between operating expense classifications but did not materially affect operating expenses in total. General and administrative expenses were up approximately $129,000 (18%), marketing costs decreased approximately $99,000 (6%). Research and development costs increased approximately $39,000 (12%) as a result of lower cost capitalization as explained below under Financial Condition and Liquidity

During the quarter ended December 31, 1996, the U.S. dollar strengthened against the Singapore dollar resulting in a reduction of foreign exchange gains recognized on transactions invoiced to the Pacific Rim in Singapore currency. Currency transaction gains for the first quarter of fiscal 1997 were $38,000 compared with $105,000 for the comparable quarter last year. Currency swings can substantially affect quarterly results, but management anticipates a continuing positive effect for the remainder of fiscal year 1997.

Income taxes of $106,000 (19% effective tax rate) during the quarter ended December 31, 1996 were down from the $239,000 (57% effective tax rate) reported December 31, 1995. Reduction of the effective tax rate for fiscal 1997 results from lower withholdings by certain foreign clients from payments of U.S. invoices. The fluctuation of such taxes between reporting periods is a result of the geographical source of quarterly business and the resultant customer remittances.

FINANCIAL CONDITION AND LIQUIDITY

Working capital improved during the quarter ended December 31, 1996, at which time it amounted to approximately $1.7 million compared with $1.4 million at September 30, 1996. The first fiscal quarter is generally a lean cash receipts quarter compared with the other three quarters of the fiscal year (because many clients are completing their spending budgets for the forthcoming year). As a result of the lower cash receipts during the first fiscal quarter, cash at December 31, 1996 of

$610,000 was down from $951,000 at September 30, 1996. The reduction in cash and short-term investments at December 31, 1996 was accompanied by a corresponding increase in work-in-process inventory and a reduction in trade payables and accrued liabilities.

Trade receivables increased 20% to $4.1 million at December 31, 1996 from $3.4 million at September 30, 1996 as a result of market study contracts received late in the first quarter from a new Pacific Rim client. A corresponding increase of deferred revenue, which at December 31, 1996 amounted to $2.5 million as compared to $2.3 million at September 30, 1996, was also a result of orders received late in the first fiscal quarter in which billings exceeded revenue recognized. Backlog of $15.8 million at December 31, 1996 declined from the $16.3 million at September 30, 1996 and $18.6 million at December 31, 1995. This reduction in backlog relates to two new products released in 1995 for which several clients signed noncancelable contracts with multi-year commitments. As these contracts are performed, a resulting decrease in backlog occurs each year until such time as the multi-year commitments are renewed.

As set forth in the consolidated statements of cash flow, MPSI expended approximately $81,000 for capitalized programming of new software products/versions during the quarter ended December 31, 1996 compared with $122,000 during the same quarter last fiscal year. The lower capitalized costs are a result of initial CAPS development being completed for all regions except for the Pacific Rim which is currently in process.

During the quarter ended December 31, 1996 the Company spent approximately $29,000 on personal computer equipment and software as compared with $141,000 in the first fiscal quarter of 1996. During the current quarter, the Company slowed down equipment acquisitions in an effort to conserve cash. Although no firm commitments presently exist for additional computer equipment, the Company expects to update computer equipment and software throughout the year at an increased rate. Funding for equipment acquisitions is expected to be generated internally or through lease financing alternatives. Although MPSI does not currently have a line of credit in place, the Company is negotiating with prospective lenders to procure one.

The company continues to fund its operations internally and has not incurred any outside debt during the quarter ended December 31, 1996. The amounts reflected in the consolidated balance sheets as Other Non-Current Liabilities relate to accounting treatment for the Company's headquarters office lease, wherein the amounts of monthly cash payments differ from the average monthly lease expense reflected in the results of operations.

Changes in Stockholder's Equity since September 30, 1996, are the result of routine recognition of earnings for the quarter and variation in the Foreign Currency Translation Adjustment relating to the consolidation of foreign subsidiaries.

                          PART II - OTHER INFORMATION



Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K.
                                                                 Page
               (a)  Exhibit:                                     ----
                    11.1   Earnings per share computation         13
                    27.1   Financial Data Schedule                14

               (b) Reports on Form 8-K - No reports on such form were filed during the quarter ended December 31, 1996.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                          MPSI SYSTEMS INC.




Date     February 4, 1997                 By       /s/ Ronald G. Harper
      -----------------------------          ----------------------------------
                                             Ronald G. Harper, President
                                             (Chief Executive Officer) and
                                             Director





Date     February 4, 1997                 By      /s/ James C. Auten
      -----------------------------          ----------------------------------
                                             James C. Auten, Vice President
                                             (Chief Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number                          Description
-------                         -----------

11.1                    Earnings per share computation

27.1                    Financial Data Schedule