Form 10-Q
period 1997-03-31
MPSI SYSTEMS INC
filed 1997-05-13
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the six months ended March 31, 1997             Commission file no. 0-11527




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

Yes  X       No
   -----       -----


Number of shares of common stock outstanding at March 31, 1997 -    2,793,164
                                                                  -------------

                                     INDEX




                                                                                                                  Page No.
                                                                                                                  --------

Part I.  FINANCIAL INFORMATION:
     Financial Statements:
          Consolidated Balance Sheets - March 31, 1997 and September 30, 1996   . . . . . . . . . . . . . . . .        3

          Consolidated Statements of Operations - Three Months and Six Months
               Ended March 31, 1997 and 1996    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

          Consolidated Statement of Stockholders' Equity - Six Months
               Ended March 31, 1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

          Consolidated Statements of Cash Flow -
               Six Months Ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

          Notes To Consolidated Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

     Management's Discussion and Analysis of Financial Condition and
          Quarterly Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9



Part II.  OTHER INFORMATION (Including Index to Exhibits)   . . . . . . . . . . . . . . . . . . . . . . . . . .       11



SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



ASSETS
---------------------------------------------------------------------------------------------------------------------
                                                                              MARCH 31,                 SEPTEMBER 30,
                                                                                   1997                          1996
---------------------------------------------------------------------------------------------------------------------
                                                                            (UNAUDITED)
Current assets:

     Cash and cash equivalents                                             $    554,000                  $    951,000
     Short-term investments, at cost                                                 --                        49,000
     Receivables:
          Trade                                                               4,586,000                     3,413,000
          Current portion of long-term receivables                            1,157,000                     1,177,000

     Inventories                                                                576,000                       361,000

     Prepayments                                                                155,000                       174,000
---------------------------------------------------------------------------------------------------------------------
               Total current assets                                           7,028,000                     6,125,000

Property and equipment, net                                                   1,159,000                     1,325,000

Long-term receivables, net of current portion
     and unamortized discount                                                 1,748,000                     1,779,000

Software products, net                                                          698,000                       843,000

Other assets                                                                    346,000                       247,000
---------------------------------------------------------------------------------------------------------------------

               Total assets                                                 $10,979,000                   $10,319,000
=====================================================================================================================



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
                                                                              MARCH 31,                 SEPTEMBER 30,
                                                                                   1997                          1996
---------------------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Current liabilities:

     Accounts payable                                                       $ 1,105,000                   $ 1,241,000
     Accrued liabilities                                                      1,215,000                     1,214,000
     Deferred revenue                                                         2,647,000                     2,280,000
---------------------------------------------------------------------------------------------------------------------
               Total current liabilities                                      4,967,000                     4,735,000

Noncurrent deferred revenue                                                   1,281,000                     1,342,000
Other noncurrent liabilities                                                    145,000                       177,000
---------------------------------------------------------------------------------------------------------------------

               Total liabilities                                              6,393,000                     6,254,000
---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                         -                             -

Stockholders' Equity:
     Preferred Stock, $.10 par value, 1,000,000 shares
          authorized, none issued or outstanding                                      -                             -

     Common Stock, $.05 par value, 20,000,000 shares authorized,
          2,794,000 shares issued and outstanding at
          March 31, 1997 and September 30, 1996                                 140,000                       140,000


     Junior Common Stock, $.05 par value, 500,000 shares
          authorized, none issued or outstanding                                      -                             -

     Additional paid-in capital                                              12,934,000                    12,934,000


     Deficit                                                                 (9,364,000)                   (9,963,000)

     Foreign currency translation adjustment                                    876,000                       954,000
---------------------------------------------------------------------------------------------------------------------

               Total stockholders' equity                                     4,586,000                     4,065,000
---------------------------------------------------------------------------------------------------------------------

               Total liabilities and stockholders' equity                   $10,979,000                   $10,319,000
=====================================================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                                       ----------------------------       ---------------------------
                                                             1997             1996                1997           1996
---------------------------------------------------------------------------------------------------------------------
Revenues:
   Software maintenance/information services           $4,614,000       $5,246,000         $ 9,883,000    $10,498,000
   Software licensing                                     446,000          118,000             533,000        177,000
---------------------------------------------------------------------------------------------------------------------

      Total revenues                                    5,060,000        5,364,000          10,416,000     10,675,000
---------------------------------------------------------------------------------------------------------------------

Cost of Sales:
   Software maintenance/information services            2,017,000        2,734,000           3,884,000      4,925,000
   Software licensing                                     (51,000)         125,000             195,000        257,000
---------------------------------------------------------------------------------------------------------------------

           Total cost of sales                          1,966,000        2,859,000           4,079,000      5,182,000
---------------------------------------------------------------------------------------------------------------------

      Gross profit                                      3,094,000        2,505,000           6,337,000      5,493,000
Operating expenses:
   General and administrative                             890,000          724,000           1,744,000      1,449,000
   Marketing                                            1,687,000        1,704,000           3,253,000      3,369,000
   Research and development                               411,000          308,000             783,000        641,000
---------------------------------------------------------------------------------------------------------------------

      Total operating expenses                          2,988,000        2,736,000           5,780,000      5,459,000
---------------------------------------------------------------------------------------------------------------------

      Operating income (loss)                             106,000         (231,000)            557,000         34,000
Other income (expense):
   Interest income                                         35,000           49,000              69,000        101,000
   Interest expense                                       (98,000)          (3,000)           (108,000)        (7,000)
   Foreign exchange                                         4,000           12,000              42,000        117,000
   Other, net                                              55,000           10,000              86,000         11,000
----------------------------------------------------------------------------------------------------------------------

      Income (loss) before income taxes                   102,000         (163,000)            646,000        256,000
Provision for income taxes                                 59,000           15,000             (47,000)      (224,000)
---------------------------------------------------------------------------------------------------------------------

      Net income (loss)                                $  161,000       $ (148,000)        $   599,000    $    32,000
=====================================================================================================================
      Income (loss) per share                          $      .06       $     (.05)        $       .21    $       .01
=====================================================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------
                                                                                           FOREIGN
                                  COMMON STOCK       ADDITIONAL                           CURRENCY              TOTAL
                          --------------------          PAID-IN                        TRANSLATION      STOCKHOLDERS'
                            SHARES      AMOUNT          CAPITAL         DEFICIT         ADJUSTMENT             EQUITY
---------------------------------------------------------------------------------------------------------------------
Balance,
   September 30,
       1996              2,794,000    $140,000      $12,934,000      $(9,963,000)        $  954,000      $  4,065,000

   Net income                    -           -                -          599,000                  -           599,000

   Foreign currency
       translation
       adjustment                -           -                -               -             (78,000)          (78,000)
---------------------------------------------------------------------------------------------------------------------

Balance,
   March 31, 1997        2,794,000    $140,000      $12,934,000      $(9,364,000)        $  876,000      $  4,586,000
=====================================================================================================================




See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                 (UNAUDITED)
________________________________________________________________________________

                                                                        SIX MONTHS ENDED MARCH 31,
                                                                 ----------------------------------
                                                                       1997                    1996
---------------------------------------------------------------------------------------------------
Net income                                                      $   599,000           $      32,000

Adjustments to reconcile net income
     to cash provided (used) by operations:
     Depreciation                                                   218,000                219,000
     Amortization                                                   304,000                247,000
     Loss (gain) on sale or abandonment of equipment                  1,000                 (1,000)
Changes in assets and liabilities:
     Decrease (increase) in assets:
          Receivables                                            (1,119,000)             1,058,000
          Inventories                                              (215,000)               (79,000)
          Other assets                                              (80,000)                49,000
     Increase (decrease) in liabilities:
          Trade payables and accruals                              (304,000)               (83,000)
          Taxes payable                                              58,000               (425,000)
          Deferred revenue                                          304,000               (821,000)
--------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                   (234,000)               196,000
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Net change in investments                                       49,000                      -
     Proceeds from asset dispositions                                 6,000                 18,000
     Purchase equipment                                             (59,000)              (385,000)
     Software development                                          (159,000)              (343,000)
-------------------------------------------------------------------------------------------------

Net cash used by investing activities                              (163,000)              (710,000)
--------------------------------------------------------------------------------------------------
Net cash used by financing activities                                     -                      -
--------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                              (397,000)              (514,000)
Cash and cash equivalents at beginning of period                    951,000              1,270,000
--------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                      $   554,000            $   756,000
==================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================
1.   GENERAL NOTES:

     Certain notes to the September 30, 1996 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the six months ended March 31, 1997. Accordingly, reference should be made to the audited financial statements at September 30, 1996.

     In the opinion of the Company, the unaudited consolidated financial statements as of March 31, 1997 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


================================================================================
2.   SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company paid interest of $98,000 and $3,000 during the three months ended March 31, 1997 and 1996, respectively. Income taxes of $53,000 and $295,000 were paid during the quarters ended March 31, 1997 and 1996, respectively.


================================================================================
3.   INCOME TAXES

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

MPSI reported net income of $161,000 or $.06 per share on revenues of $5,060,000 for the quarter ended March 31, 1997 compared with a net loss of $148,000 or $.05 per share on revenues of $5,364,000 for the comparable quarter last year. Net income for the first six months of fiscal year 1997 was $599,000 or $.21 per share on revenues of $10,416,000 compared with $32,000 or $.01 per share on revenues of $10,675,000 in the comparable period last year. As discussed in more detail below, revenues were down for both the quarter and six months ended March 31, 1997 as compared to the same periods last year, however gross profits were 12% higher in both the quarter and six months this year. The gross profit increase resulted from a favorable revenue mix of multi-client databases (which allows MPSI to leverage its database construction costs), including a new client in the Pacific Rim, improved profitability on certain new products and a favorable adjustment to software cost of sales relating to royalty costs associated with the extension of an agreement with a third party developer. The increase in gross margin along with lower income taxes accounts for the significant increase in net income over the same quarter and six months last fiscal year.

Revenues decreased $304,000 (6%) and $259,000 (2%), respectively, during the quarter and six months ended March 31, 1997 as compared with the same periods last year. Although revenues decreased in total, software revenues rose $328,000 (278%) and $356,000 (200%) for the respective periods. Software revenues reflected in the second fiscal quarter were primarily the result of the release of CAPS software in the Pacific Rim ($76,000) and initial sales of new pricing software in both the Pacific Rim and United States ($253,000). Management anticipates growth in revenues and profitability from pricing software and services henceforth. The timing of long-term software license agreements and renewals can significantly affect comparability of reported software revenues and net income for any fiscal period and, therefore, may not accurately reflect a trend for the remainder of the fiscal year.

The improved profitability from new products reflects (1) growth in both the number of clients and markets utilizing new trending products, (2) the Company's emphasis on cost control and process improvements, and (3) more favorable pricing (introductory pricing was in effect last fiscal year). These products, which were in the start-up phase last fiscal year, generated $254,000 of revenue with an associated loss at the gross margin level of $316,000 during the six months ended March 31, 1996 compared with revenues of $372,000 and a gross profit of $153,000 for the same period in fiscal 1997. Revenues generated for the second quarter ended March 31, 1996 were $151,000 with a gross margin loss of $168,000 as compared with revenues of $195,000 with a gross margin of $61,000 for the quarter ended March 31, 1997.

Operating expenses are approximately $252,000 (9%) and $321,000 (6%) higher in the quarter and six months ending March 31, 1997, respectively, than for the comparable periods last year. The primary increases are in (1) general and administrative expense, which related to an accounting system conversion, utilization of external strategic planning consultants and professional fees associated with a routine examination by the Internal Revenue Service, and (2) research and development expense which resulted in lower cost capitalization as explained below under Financial Condition and Liquidity. A July 1996 corporate reorganization resulted in a shift of costs between operating expense classifications affecting inter-period comparability which does not materially affect operating expenses in total.

Currency transaction gains for the quarter and six months ended March 31, 1997 were $4,000 and $42,000, respectively, compared with $11,000 and $117,000 for the comparable periods last year . The U.S. dollar strengthened against the Singapore dollar resulting in a reduction of foreign exchange gains recognized on transactions invoiced to the Pacific Rim in Singapore currency. Currency swings can substantially affect quarterly results, but management does not anticipate a substantially negative effect for the remainder of fiscal year 1997.

Income taxes of $47,000 (7% effective tax rate) during the six months ended March 31, 1997 were down from the $224,000 (87% effective tax rate) reported March 31, 1996. Reduction of the effective tax rate for fiscal 1997 results from lower withholdings by certain foreign clients from payments of U.S. invoices, and the application of prior year foreign withholdings against current year foreign source income. The fluctuation of such taxes between reporting periods is a result of the geographical source of quarterly business and the resultant customer remittances. Due to the utilization of available credits, management anticipates that the effective tax rate will increase over the remainder of the current fiscal year.


FINANCIAL CONDITION AND LIQUIDITY

Working capital was $2,061,000 at March 31, 1997 compared with $1,390,000 at September 30, 1996 and $1,791,000 at March 31, 1996. The primary contribution to the improved working capital position at March 31, 1997 was a higher balance in trade receivables. Receivables increased to $4.6 million at March 31, 1997 from $3.4 million at September 30, 1996 as a result of new business in the Pacific Rim. Backlog of $17.9 million at March 31, 1997 increased from $16.3 million at September 30, 1996. This increase in backlog relates to multi-year market study commitments from new Pacific Rim clients.

As set forth in the consolidated statements of cash flow, MPSI expended approximately $78,000 for capitalized programming of new software products/versions during the quarter ended March 31, 1997 compared with $221,000 during the same quarter last fiscal year. The lower capitalized costs are a result of initial CAPS development being completed for all MPSI operating regions in 1996 except for the Pacific Rim which is currently in process.

During the quarter ended March 31, 1997, the Company spent approximately $30,000 on personal computer equipment and software as compared with $244,000 in the second fiscal quarter of 1996. During the current quarter, the Company continued to limit equipment acquisitions in an effort to conserve cash. Although no firm commitments presently exist for additional computer equipment, the Company expects to update computer equipment and software throughout the year at an increased rate. Funding for equipment acquisitions is expected to be generated internally or through lease financing alternatives. Although MPSI does not currently have a line of credit in place, the Company has been notified that a $500,000 working capital credit line will be extended by a U.S. bank pending completion of loan documentation.

The Company continues to fund its operations internally and has not incurred any outside debt during the quarter ended March 31, 1997. The amounts reflected in the consolidated balance sheets as Other Non-Current Liabilities relate to accounting treatment for the Company's headquarters office lease, wherein the amounts of monthly cash payments differ from the average monthly lease expense reflected in the results of operations.

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




Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None.

Item 5 -- Other Information - None.

Item 6 -- Exhibits and Reports on Form 8-K.
                                                                          Page
                                                                          ----
               (a)      Exhibits:
                        11.1   Earnings per share computation              14
                        27.1   Financial Data Schedule                     15

               (b)      Reports on Form 8-K - None.                         -

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                        MPSI SYSTEMS INC.




Date    May 9, 1997                     By       /s/ Ronald G. Harper
      ---------------                     -------------------------------------
                                          Ronald G. Harper, President
                                          (Chief Executive Officer) and
                                          Director





Date    May 9, 1997                     By      /s/ James C. Auten
      ---------------                     -------------------------------------
                                          James C. Auten, Vice President
                                          (Chief Financial Officer)

                                 EXHIBIT INDEX


Exhibit
Number                    Description                                                                            Page
------                    -----------                                                                            ----
11.1                      Earnings Per Share Computation                                                          14

27.1                      Financial Data Schedule                                                                 15