Form 10-Q
period 1997-06-30
MPSI SYSTEMS INC
filed 1997-08-14
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the nine months ended June 30, 1997             Commission file no. 0-11527


                               MPSI SYSTEMS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



Delaware                                                            73-1064024
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)



                8282 South Memorial Drive, Tulsa Oklahoma 74133
-------------------------------------------------------------------------------
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

Yes [X]  No [ ]

Number of shares of common stock outstanding at June 30, 1997 -    2,796,497
                                                               ----------------

                                     INDEX




                                                                                         Page No.
                                                                                         --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - June 30, 1997 and September 30, 1996 .....             3

           Consolidated Statements of Operations - Three Months and Nine Months
                Ended June 30, 1997 and 1996 ......................................             5

           Consolidated Statement of Stockholders' Equity - Nine Months
                Ended June 30, 1997 ...............................................             6

           Consolidated Statements of Cash Flow -
                Nine Months Ended June 30, 1997 and 1996 ..........................             7

           Notes To Consolidated Financial Statements .............................             8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ........................................             9



Part II.  OTHER INFORMATION (Including Index to Exhibits) .........................            11



SIGNATURES      ...................................................................            12

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                       JUNE 30,     SEPTEMBER 30,
                                                         1997          1996
                                                      -----------   -----------
                                                      (unaudited)
Current assets:
      Cash and cash equivalents                       $   384,000   $   951,000
      Short-term investments, at cost                       3,000        49,000
      Receivables:
           Trade                                        5,896,000     3,413,000
           Current portion of long-term receivables     1,273,000     1,177,000

      Inventories                                         418,000       361,000

      Prepayments                                         141,000       174,000
                                                      -----------   -----------
                Total current assets                    8,115,000     6,125,000

Property and equipment, net                             1,082,000     1,325,000

Long-term receivables, net of current portion
      and unamortized discount                          3,766,000     1,779,000

Software products, net                                    562,000       843,000

Other assets                                              392,000       247,000
                                                      -----------   -----------

                Total assets                          $13,917,000   $10,319,000
                                                      ===========   ===========



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   JUNE 30,       SEPTEMBER 30,
                                                                                     1997            1996
                                                                                  ------------    ------------
                                                                                  (unaudited)
Current liabilities:
      Accounts payable                                                            $  1,058,000    $  1,241,000
      Accrued liabilities                                                            1,332,000       1,214,000
      Notes payable - Line of Credit                                                   300,000            --
      Deferred revenue                                                               3,538,000       2,280,000
      Deferred net tax liability - current portion                                     126,000            --
                                                                                  ------------    ------------
                Total current liabilities                                            6,354,000       4,735,000

Noncurrent deferred revenue                                                          1,980,000       1,342,000
Other noncurrent liabilities                                                           332,000         177,000
                                                                                   -----------    ------------

                Total liabilities                                                    8,666,000       6,254,000
                                                                                    ----------    ------------

Commitments and contingencies                                                             --              --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                                         --              --

      Common Stock, $.05 par value, 20,000,000 shares authorized, 2,796,000 and
           2,794,000 shares issued and outstanding at
           June 30, 1997 and September 30, 1996, respectively                          140,000         140,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                                         --              --

      Additional paid-in capital                                                    12,941,000      12,934,000

      Deficit                                                                       (9,067,000)     (9,963,000)

      Foreign currency translation adjustment                                        1,237,000         954,000
                                                                                  ------------    ------------

                Total stockholders' equity                                           5,251,000       4,065,000
                                                                                  ------------    ------------

                Total liabilities and stockholders' equity                        $ 13,917,000    $ 10,319,000
                                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                THREE MONTHS ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                                                ---------------------------      --------------------------
                                                    1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------
Revenues:
    Software maintenance/information services   $  5,384,000    $  4,889,000    $ 15,267,000    $ 15,387,000
    Software licensing                             1,168,000          87,000       1,701,000         264,000
                                                ------------    ------------    ------------    ------------

       Total revenues                              6,552,000       4,976,000      16,968,000      15,651,000
                                                ------------    ------------    ------------    ------------

Cost of Sales:
    Software maintenance/information services      2,479,000       2,670,000       6,363,000       7,595,000
    Software licensing                               196,000         145,000         391,000         402,000
                                                ------------    ------------    ------------    ------------

            Total cost of sales                    2,675,000       2,815,000       6,754,000       7,997,000
                                                ------------    ------------    ------------    ------------

       Gross profit                                3,877,000       2,161,000      10,214,000       7,654,000
Operating expenses:
    General and administrative                       790,000         770,000       2,534,000       2,219,000
    Marketing                                      1,800,000       1,762,000       5,053,000       5,131,000
    Research and development                         450,000         347,000       1,233,000         988,000
                                                ------------    ------------    ------------    ------------

       Total operating expenses                    3,040,000       2,879,000       8,820,000       8,338,000
                                                ------------    ------------    ------------    ------------

       Operating income (loss)                       837,000        (718,000)      1,394,000        (684,000)
Other income (expense):
    Interest income                                   38,000          49,000         107,000         150,000
    Interest expense                                 (85,000)         (4,000)       (193,000)        (11,000)
    Foreign exchange                                 (45,000)         86,000          (3,000)        203,000
    Other, net                                        26,000          (6,000)        112,000           5,000
                                                ------------    ------------    ------------    ------------

       Income (loss) before income taxes             771,000        (593,000)      1,417,000        (337,000)
Provision for income taxes                           474,000        (130,000)        521,000        (354,000)
                                                ------------    ------------    ------------    ------------

       Net income (loss)                        $    297,000    $   (723,000)   $    896,000    $   (691,000)
                                                ============    ============    ============    ============

       Income (loss) per share                  $        .11    $       (.26)   $        .31    $       (.24)
                                                ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)


                                                                                      FOREIGN
                                   COMMON STOCK           ADDITIONAL                  CURRENCY          TOTAL
                             -------------------------     PAID-IN                   TRANSLATION    STOCKHOLDERS'
                              SHARES          AMOUNT       CAPITAL       DEFICIT      ADJUSTMENT       EQUITY
                             -----------   -----------   -----------   -----------    -----------   -------------
Balance,
    September 30, 1996         2,794,000   $   140,000   $12,934,000   $(9,963,000)   $   954,000   $ 4,065,000

    Net income (loss)               --            --            --         896,000           --         896,000

    Exercised
        stock options              3,000          --           7,000          --             --           7,000

    Foreign currency
        translation
        adjustment                  --            --            --            --          283,000       283,000
                             -----------   -----------   -----------   -----------    -----------   -----------

Balance,
    June 30, 1997              2,797,000   $   140,000   $12,941,000   $(9,067,000)   $ 1,237,000   $ 5,251,000
                             ===========   ===========   ===========   ===========    ===========   ===========




See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                  (UNAUDITED)

                                                      NINE MONTHS ENDED JUNE 30,
                                                     ----------------------------
                                                         1997            1996
                                                     ------------    ------------
Net income (loss)                                    $    896,000    $   (691,000)

Adjustments to reconcile net income (loss)
      to cash provided by operations:
      Depreciation                                        317,000         331,000
      Amortization                                        438,000         370,000
      Loss on sale or abandonment of equipment               --             3,000
      Deferred income taxes                               449,000            --

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                 (4,564,000)        204,000
           Inventories                                    (57,000)       (278,000)
           Other assets                                  (112,000)         79,000
      Increase (decrease) in liabilities:
           Trade payables and accruals                   (376,000)        306,000
           Taxes payable                                  423,000        (417,000)
           Deferred revenue                             1,894,000         500,000
                                                     ------------    ------------

Net cash provided (used) by operating activities         (692,000)        407,000
                                                     ------------    ------------

Cash flows from investing activities:
      Decrease in short-term investment                    46,000            --
      Proceeds from asset dispositions                      5,000          22,000
      Purchase equipment                                  (76,000)       (509,000)
      Software development                               (157,000)       (594,000)
                                                     ------------    ------------

Net cash used by investing activities                    (182,000)     (1,081,000)
                                                     ------------    ------------

Proceeds from bank line of credit                         300,000            --
Exercised stock options                                     7,000            --
                                                     ------------    ------------

Net cash provided by financing activities                 307,000            --
                                                     ------------    ------------

Increase in cash and cash equivalents                    (567,000)       (674,000)
Cash and cash equivalents at beginning of period          951,000       1,270,000
                                                     ------------    ------------

Cash and cash equivalents at end of period           $    384,000    $    596,000
                                                     ============    ============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



===============================================================================
1.    GENERAL NOTES:

      Certain notes to the September 30, 1996 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the nine months ended June 30, 1997. Accordingly, reference should be made to the audited financial statements at September 30, 1996.

      In the opinion of the Company, the unaudited consolidated financial statements as of June 30, 1997 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations.


===============================================================================
2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $123,000 and $11,000 during the three months ended June 30, 1997 and 1996, respectively. Net income taxes of $27,000 and $771,000 were paid during the same respective periods.


===============================================================================
3.    INCOME TAXES

      In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The Company has not yet received a final report of the results but believes that the financial statements reflect the estimated impact resulting from revenue timing matters at issue and pending IRS technical review.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


Results of Operations

MPSI reported net income of $297,000 or $.11 per share on revenues of $6,552,000 for the quarter ended June 30, 1997 compared with a net loss of $723,000 or $.26 per share on revenues of $4,976,000 for the comparable quarter last year. Net income for the first nine months of fiscal year 1997 was $896,000 or $.31 per share on revenues of $16,968,000 compared with a net loss of $691,000 or $.24 per share on revenues of $15,651,000 in the comparable period last year. As discussed in more detail below, revenues and gross profits were up for both the quarter and nine months ended June 30, 1997 as compared to the same periods last year. The gross profit increase resulted from a favorable revenue mix of multi-client databases (which allows MPSI to leverage its database construction costs), improved profitability on certain new products, the renewal of a major client to a long term software license agreement and an adjustment to software cost of sales relating to royalty costs (discussed in a previous report). The increase in gross margins along with the software license agreement renewal accounts for the significant increase in net income over the same quarter and nine months last fiscal year.

Revenues increased $1,256,000 (32%) and $1,317,000 (8%), respectively, during the quarter and nine months ended June 30, 1997 as compared with the same periods last year. Software revenues rose $1,081,000 and $1,437,000, respectively, for the indicated periods as a result of the software license renewal agreement with a major client. The timing of long-term software license agreements and renewals can significantly affect comparability of reported software revenues and net income for any fiscal period, and therefore may not accurately reflect a trend for the remainder of the fiscal year. Software revenues in the nine months ended June 30, 1997 also include revenues from initial sales of new pricing software in both the Pacific Rim and United States ($302,000). Revenues from information services increased $495,000 (10%) compared to the same quarter last year as a result of additional multi-client databases during the quarter. Revenues for the nine months ended June 30, 1997 decreased slightly as compared with the same period last year.

The improved profitability from new products reflects (1) cost leverage associated with growth in the number of clients utilizing new trending products
(2) the company's emphasis on cost control and process improvements, and (3) more favorable pricing (introductory pricing was in effect last fiscal year). These products, which were in the start-up phase last fiscal year, generated $384,000 of revenue with an associated loss at the gross margin level of $372,000 during the nine months ended June 30, 1996 compared with revenues of $584,000 and a gross profit of $242,000 for the comparable period this fiscal year. Revenues generated for the third quarter ended June 30, 1996 were $130,000 with a loss at the gross margin level of $56,000 as compared with revenues of $212,000 with a gross margin of $89,000 for the quarter ended June 30, 1997.

Operating expenses are approximately $161,000 (6%) and $482,000 (6%) higher in the quarter and nine months ending June 30, 1997, respectively, than for the comparable periods last year. The primary increases are in (1) general and administrative expense, which relate to utilization of external strategic planning consultants and professional fees associated with a routine examination by the Internal Revenue Service, and (2) research and development expense which resulted in lower cost capitalization as explained below under Financial Condition and Liquidity. A July 1996 corporate reorganization resulted in a shift of costs between operating expense classifications affecting inter-period comparability which does not materially affect operating expenses in total.

Currency transaction losses for the quarter and nine months ended June 30, 1997, respectively, were $45,000 and $3,000, compared with translation gains of $86,000 and $203,000 for the comparable periods last year . The U.S. dollar strengthened against the Singapore dollar resulting in a reduction of foreign exchange gains recognized on transactions invoiced to the Pacific Rim in Singapore currency. Currency swings can substantially affect quarterly results, but management does not anticipate a materially negative effect for the remainder of fiscal year 1997.

Income taxes of $521,000 (37% effective tax rate) during the nine months ended June 30, 1997 increased from the $354,000 (105% effective tax rate) reported June 30, 1996. Reduction of the effective tax rate for fiscal 1997 results in part from lower withholdings by certain foreign clients from payments of U.S. invoices. Income taxes for the quarter ended June 30, 1997 of $474,000 (61% effective tax rate) increased substantially relative to the two previous quarters of fiscal 1997 since foreign tax credits had been fully utilized to offset earnings during the first 6 months and were, therefore, insufficient to offset the strong quarterly performance resulting from the software license renewal and increased margins from multi-client studies.

Due to the utilization of available credits management anticipates that the effective tax rate will approximate the U.S. statutory rate over the remainder of the current fiscal year.


Financial Condition and Liquidity

Working capital was $1,761,000 at June 30, 1997, compared with $1,390,000 at September 30, 1996, and $922,000 at June 30, 1996. The primary contribution to the improved working capital position at June 30, 1997 was a higher balance in trade receivables. Receivables increased to $5.9 million at June 30, 1997 from $3.4 million at September 30, 1996 as a result of new business in the Pacific Rim and the software license renewal of a major client. Backlog of $20.0 million at June 30, 1997 increased from $16.3 million at September 30, 1996. This increase in backlog relates to multi-year market study commitments from new and existing Pacific Rim clients and the software license agreement renewal, among other orders.

As set forth in the consolidated statements of cash flow, MPSI expended approximately $2,000 for capitalized programming of new software products/versions during the quarter ended June 30, 1997 compared with $251,000 during the same quarter last fiscal year. The lower capitalized costs in the quarter are a result of timing of product development projects. At March 31, 1997, MPSI had substantially completed CAPS development for Southeast Asia. MPSI is currently in the initial development stage for CAPS - Japan and will start incurring capitalized costs early in fiscal year 1998 on that project.

During the quarter ended June 30, 1997, the Company spent approximately $17,000 on personal computer equipment and software as compared with $124,000 in the third fiscal quarter of 1996. The Company continues to limit equipment acquisitions in an effort to conserve cash. Although no firm commitments presently exist for additional computer equipment, the Company expects to continue updating computer equipment and software on a limited basis throughout the remainder of the year. Funding for equipment acquisitions is expected to be generated internally or from the bank line of credit.

During the third quarter, the Company completed negotiations with a U.S. bank for a $500,000 line of credit. Although the company continues to fund its operations internally, there was a draw down on the line of credit of $300,000 during the quarter due to the timing of collections from trade accounts receivable. The amounts reflected in the consolidated balance sheets at June 30, 1997 as Other Non-Current Liabilities relate primarily to a non-current deferred tax liability, whereas the amount reflected at September 30, 1996 related to the accounting treatment for the Company's headquarters office lease, wherein the amounts of monthly cash payments differ from the average monthly lease expense reflected in the results of operations.

Changes in Stockholder's Equity since September 30, 1996, are the result of earnings for the quarter, the exercise of certain stock options as set forth in the Consolidated Statement of Stockholders' Equity, and variation in the Foreign Currency Translation Adjustment relating to the consolidation of foreign subsidiaries.

PART II - OTHER INFORMATION



Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None.

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K.                                Page
                                                                           ----

            (a)      Exhibits:
                     11.1   Earnings per share computation                  14
                     27.1   Financial Data Schedule                         15

            (b)      Reports on Form 8-K - None                             --

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                                    MPSI SYSTEMS INC.




Date            August 8, 1997                 By    /s/ Ronald G. Harper
      -----------------------------------         -----------------------------
                                                  Ronald G. Harper, President
                                                  (Chief Executive Officer) and
                                                  Director





Date            August 8, 1997                 By    /s/ James C. Auten
      -----------------------------------         -----------------------------
                                                  James C. Auten
                                                  Vice President
                                                  (Chief Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                     Description                                    Page
------                     -----------                                    ----
11.1                       Earnings Per Share Computation                  14

27.1                       Financial Data Schedule                         15