Form 10-K405
period 1997-09-30
MPSI SYSTEMS INC
filed 1997-12-22
CIK 714540

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------


                                    FORM 10-K

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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

                          COMMON STOCK, $.05 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [ X ]

     The aggregate market value of common stock held by non-affiliates of the registrant on December 5, 1997 was approximately $3,980,000.

     The number of shares outstanding of the registrant's common stock was 2,841,455 shares of $0.05 Par Value Common Stock as of December 5, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders presently anticipated to be held in February 1998, are incorporated by reference into Part III.

================================================================================

                               MPSI SYSTEMS INC.
                                   FORM 10-K

                                    CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I

         ITEM 1.     Business....................................................................            3

         ITEM 2.     Properties..................................................................           11

         ITEM 3.     Legal proceedings...........................................................           11

         ITEM 4.     Submission of matters to a vote of security holders.........................           11


PART II

         ITEM 5.     Market for the registrant's common equity and related
                     stockholder matters.........................................................           11

         ITEM 6.     Selected financial data.....................................................           12

         ITEM 7.     Management's discussion and analysis of financial
                     condition and results of operation..........................................           12

         ITEM 8.     Financial statements and supplementary data.................................           17

         ITEM 9.     Changes in and disagreements with accountants on accounting and
                     financial disclosure........................................................           32


PART III

         ITEM 10.    Directors and executive officers of the registrant.........................            32

         ITEM 11.    Executive compensation......................................................           32

         ITEM 12.    Security ownership of certain beneficial owners and management..............           32

         ITEM 13.    Certain relationships and related transactions..............................           32


PART IV

         ITEM 14.    Exhibits, financial statement schedules, and
                     reports on Form 8-K.........................................................           33


Signatures           ............................................................................           40

Index to Exhibits    ............................................................................           41


                                     PART I

All statements other than statements of historical fact included in this Form 10-K, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect" "intend," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to technological change, product development risks, competitive factors and pricing pressures and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, growth strategy, and liquidity of the Company.


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

     Although MPSI successfully launched initial versions of new products in 1994 and 1995, such products principally were directed at the North American market. New versions of CAPS for European and South American clients were scheduled for release in the first quarter of fiscal year 1996 but were ultimately delayed approximately eight months until June 1996. The delay in release was partially attributable to MPSI's desire to accommodate client requests for additional functionality and multi-product modeling capabilities. However, a portion of the delay was attributable to MPSI's software development methodology and organizational structure. The delayed release of the two new CAPS versions significantly hampered MPSI's sales activities in the European and South American regions and contributed to the lower 1996 revenues and profitability compared to 1995. In order to address the organizational implications indicated above, MPSI undertook a significant reorganization in July 1996. The primary objectives of the reorganization were to (1) promote interdepartmental cooperation in software development, (2) improve accountability and teamwork, and (3) insure timely delivery of future software versions. Although not undertaken specifically in order to reduce staffing, the reorganization resulted in approximately an 8% staff reduction for which MPSI took a $215,000 charge against its 1996 fourth quarter earnings. Management believes that the new organizational structure positioned MPSI for better quality, more timely delivery and better client service, and is in part responsible for the Company's revenue growth and return to profitability in fiscal year 1997.

PRODUCTS AND SERVICES

     The Company markets its services in the United States, Europe, Africa, Canada, South America, Central America, the Caribbean Basin and the Pacific Rim. See Note 7 to the Consolidated Financial Statements for financial information addressing foreign and domestic operations and export sales. Generally, the Company's marketing activities center on personal presentations to existing and prospective clients, client referrals, proposal submissions, selective mailings, limited print advertising, seminars and trade show participation. Most of the Company's clients are identified by the Company's direct sales force.

     The Company's operating cycle and cash flow are driven principally by the timing of client orders for market studies. The timing of market study production and the resulting revenues are subject to a degree of fluctuation. Quarterly revenues can also be impacted by the timing of software license agreements. Accordingly, management believes that quarterly results may not be indicative of results for full fiscal years and that the comparability of annual revenues and profitability should also be evaluated giving effect to the potential impact of contract timing.

     Economic conditions throughout the world have varying degrees of impact on the Company's products. Volatile oil prices, unsettled economic conditions and retail consolidation affected the Company's volume of new business in fiscal 1997. The Company is unable to predict the extent to which these conditions will continue to affect its business during 1998.

     Approximately 97%, 97%, and 96% of revenues were derived from the petroleum industry during the fiscal years ended September 30, 1997, 1996, and 1995, respectively. In each of the fiscal years 1997, 1996, and 1995, MPSI derived revenues representing 10% or more of consolidated revenues from certain clients, together with their affiliates, as set forth below (in millions of dollars):

                                        1997             1996            1995
                                     -----------     -----------     -----------
                                     AMOUNT    %     AMOUNT    %     AMOUNT    %
                                     ------   --     ------   --     ------   --
Exxon/Esso/Imperial ............     $  5.6   24     $  6.3   29     $  4.4   19
Texaco/Caltex ..................     $  2.6   11     $  2.7   12     $  1.3    6
Shell ..........................     $  1.6    7     $  1.5    7     $  2.8   12
Amoco ..........................     $  2.0    8     $  2.1   10     $  2.5   11


     The Company would be adversely affected if several petroleum industry clients curtailed their long-term usage of MPSI products. The following table shows the percentage of total revenue from continuing operations that the Company derived from various sources during each of the last three fiscal years.

               REVENUE DERIVED FROM KEY PRODUCTS AND SERVICES (%)

                                                      1997      1996      1995
                                                      ----      ----      ----
Database construction (market studies) ...........     63        71        70
Software licenses ................................      8         2         5
Software maintenance agreements ..................      4         6         5
Consulting, educational, and other services.......     25        21        20


     Described below are the computer applications software, information databases and other services currently provided by the Company.

Retail Planning

     Until 1995, the Company's primary retail planning applications software was the Retail Planning System(R) ("RPS"). See "Product Development" for discussion of major enhancements of RPS commercially released in fiscal years 1996 and 1997. The enhanced systems support client needs in three areas:

          Short-term pricing issues are addressed using PVO(R) and Price Zones(TM) which assist the client with daily pricing decisions at retail outlets so as to optimize profit while maintaining target sales volumes. The system also aids with the establishment of supply/demand-balanced trade zones to reduce rapid geographic deterioration in pricing.

          Medium-term operational issues are addressed using OPS(R) which aids in systematic forecasting of retail sales volume changes resulting from operational changes (such as hours of operation and merchandising practices), counselling dealers as to pricing, evaluating merchandising and operational practices and providing territory-wide planning for anticipated retail sales volumes, pricing and operations.

          Long-term capital investment issues are addressed using CAPS in the areas of (1) new retail site location where the system provides an objective measure for comparing available sites based on competition and convenience to demand, (2) identification of outlets to divest where the system isolates and evaluates client locations that have poor performance,
     (3) identification of outlets to be rebuilt by identifying sales potential to be realized by remodeling or reformatting specified outlets and (4) assessing multiple profit centers by forecasting the potential benefits of retailing complementary products and services.

     Software licensing agreements for the RPS, CAPS and OPS software (including ancillary products) generally have multi-year (generally five year agreements) noncancellable terms. These agreements offer the client an installment payment option requiring a payment upon execution and annual payments on the succeeding anniversary dates of the agreement. The software can be used by the client for a particular industry (such as petroleum) and a particular geographic market (such as Japan). Also, the agreement contains broad restrictions on the use and disclosure of the software by the client. See "Trademarks, Copyrights, and Licenses" below. Modifying the software typically involves changes in the weighting of various supply and demand factors or the addition of a new factor as the result of changes in the marketplace.

     MPSI provides full maintenance (postcontract customer support) services for the RPS, CAPS and OPS and, where necessary, training of and consultation with client staff. Software licenses, maintenance and optional consulting services are set out separately in each multi-year license agreement. The agreement states that any company-sponsored modification to the software during the postcontract customer support period will be provided to the client at no additional cost. Prices for these software products in the United States are based upon formulas which address geographical boundaries, population, number of automobiles and other factors. Prices for such software applicable to foreign countries are based on a percentage of the United States pricing.

     PVO and/or Price Zones(TM) software is generally licensed on a perpetual basis. The contracts provide that subsequent upgrades will be provided as MPSI determines them to be necessary for a given geographic region and that the client will receive such upgrades upon payment for the enhanced modules, albeit at a discount for licensed users. The license agreements also provide for post-installation maintenance and support services, which terms are generally similar to those related to RPS and CAPS.

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

          Constantly Current Market Studies ("CCMS"). These multi-year, noncancelable studies are used by clients who possess a large number of retail sites and who wish to analyze market conditions and evaluate site locations in metropolitan areas on a regular basis. The supply and demand data used in this type of study is collected by the Company. This type of study provides clients with a series of consecutive database updates over a specific time period, generally five years. Clients agree to pay for the CCMS in periodic installments. It is tailored to individual client needs, and pricing is determined in part by the number of subscribers to a particular market during the commitment period and offers clients discounts for their multi-year commitments.

          Quality Partnership Studies ("QP"). These multi-year, noncancelable study programs, like the CCMS studies, offer clients the opportunity to regularly update market study information on an annual basis. However, in the QP program, clients may participate in the updating process by providing regular information about changes (new outlets, new brands, rebuilt outlets, etc.) in the market. MPSI gathers information relative to these changes and updates the database which otherwise remains unchanged. The lower update costs are passed on to the client participants in the form of lower annual update prices. Although the updates are not as extensive as full CCMS updates, clients are able to track the effects of major market changes using QP's.

          Scheduled Market Area Studies ("SMAS"). These studies are similar to the CCMS except that the clients do not commit to a series of consecutive database updates over a specific time period. These studies are usually scheduled by one client and offered to additional clients on a subscription basis. While each study uses a common demand-side database, because of customized supply-side information, the final database provided to each client is unique.

          Market Area Studies ("MAS"). These studies are similar to the SMAS except they are sold to a single client and generally carry a higher price than a multi-client SMAS of the same market. Portions of the demographic data can generally be used as a major part of other studies in the same market for clients in the same or comparable retail industries.

          Mini-Market Area Studies. These studies are similar to the MAS except the area studied does not contain more than 75 outlets. Likewise, the accompanying study deliverables are scaled down.

          Single Site Studies. These studies are used to evaluate market conditions or the effects of various operating decisions at a specific location within a specified geographic area.

Other Products and Services

     Licensed software clients may utilize the retail planning software and information databases on their own computer facilities, may dial in to MPSI's computers and use the software interactively (subject to certain usage restrictions), or may elect to have MPSI run tactics (that is, pose "what if" questions) on MPSI's computers. In cases where software is installed on client computers, the Company charges for installation of the software and training the client's personnel. A client may then run unlimited tactics on its own equipment. If tactics are run on the Company's computers, the client pays a fee per tactic. Clients who have entered into long-term user agreements are entitled to discounts on databases and on tactics or support services.

     MPSI introduced two new "data" products during fiscal year 1995 which were designed to leverage market information already in MPSI's inventory or allow clients to contract for customized data collection by MPSI. The Market Monitor product allows MPSI clients to obtain supply trend information in a given geographic market or to establish specialized market boundaries or specialized data requirements for an additional fee. MPSI's PriceTracker(TM) product allows clients to obtain high quality, timely retail pricing information on a recurring basis in order to track pricing trends in the marketplace. Such products were introduced partially in response to competitors who attempt to infiltrate MPSI's client base by initially providing low-cost market data. These products are currently utilized by clients only in the United States. These products, while not intended to be a material portion of MPSI's business, have been well received by clients needing lower cost data.

     Other products and services provided by the Company include litigation support; determination of key competitors; regular tracking of petroleum prices using geographic information systems for user analyses; retail consulting; consumer research; and customized retail outlet surveys. Certain services are complementary to retail planning services. For example, the databases provided as part of the retail planning services may be linked with other data supplied by the client. This data could then be processed interactively through geographic information system software which manages and displays information in a variety of graphic and map formats.

COMPETITION

     Since its inception in 1970 the Company has provided comprehensive applications software and database systems, primarily to the retail petroleum industry, and currently has more than 138 multinational clients in 76 countries. There has recently been a worldwide trend toward competitive product development of this type due to the availability of computer resources and acceptance of retail modeling theory. The Company believes its competition lies in two areas: first, in the market research staffs of petroleum companies or potential customers who develop and manage their own software and data; and second, in consulting and research companies which compete for portions of the Company's business.

     The Company has found that the market research staffs of some large petroleum companies continue to concentrate on in-house data gathering and site selection methods, while other companies with more limited resources must consider low cost alternatives for obtaining market information. It has been MPSI's experience that clients often encounter substantial cost barriers relative to internally developed systems. Without the economies of scale, data gathering expertise and modelling sophistication that MPSI has obtained during its 27-year existence, clients often find that systems developed in house are expensive to develop, expensive to maintain given changing market conditions, require market information with an inherent degree of accuracy which is difficult to obtain, and that the results of such systems do not justify the associated costs and effort. Additionally, as clients or potential clients struggle to manage operating costs and consider outsourcing certain activities where economically feasible, the capabilities of companies like MPSI offer an attractive alternative to internal systems. Because of the trend in large companies to outsource certain functions and because of the growth in business consulting generally, independent consulting and research companies have challenged certain products the Company offers such as demographic data collection, geographic databases, retail outlet surveys, retail consulting, pricing applications, and single site studies. Occasionally, such consultants are engaged to develop a proprietary internal model for their clients. Often competitive services of this type are offered by independent consultants as part of a larger consulting project wherein pricing for the retail planning segment can be very competitive with MPSI's pricing. Certain of such companies are offering computerized tools and services which, the Company believes are not as sophisticated as MPSI products, but may be attractive to customers willing to sacrifice accuracy for a lower cost solution to their business needs.

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

     By focusing on PC-oriented products and services, the Company believes it is better equipped to challenge "lower cost competitors". New data collection techniques will allow more timely and regular updating of market data using handheld data collection technology and PC-based data transmission and delivery technology. These processes are expected to reduce MPSI's data collection costs relative to market studies and thereby allow the Company to leverage data already collected or to collect custom data for clients who may not require full market study information. The Company believes it can thereby be competitive with potential competitors who have targeted customers with limited retail market resources.

     In addition to addressing low-cost competitors, MPSI regularly evaluates potential strategic alliances with independent companies who will allow MPSI to offer a wider variety of integrated products and/or provide a wider product distribution system. The target firms will be those who service industries in which MPSI has historical expertise (e.g., petroleum, government/postal, and banking). Such alliances can also provide MPSI the opportunity to sub-contract portions of larger consulting projects thereby establishing MPSI's credibility with the client and allowing interface with customer personnel who are potentially valuable sales contacts for future business. By positioning itself as an integrated service provider and trusted advisor that can meet a client's needs for a variety of retail decision support information and services, MPSI can combat both the small competitor's pricing pressure (because the client can identify added value of MPSI's multi-purpose data and software, thereby comparing the value of MPSI's full range of services when evaluating individual product or service pricing by a competitor) and the larger consulting firm's encroachment on retail business segments (by offering particular industry expertise and a proven track record in our retail planning niche which the larger firms cannot equal).

BACKLOG

     The Company's September 30, 1997 and 1996 backlog consisted principally of orders for market information databases (1997 -- $12,928,000, 1996 -- $16,338,000) and multi-year commitments by customers for software maintenance and support services (1997 -- $2,327,000, 1996 -- $2,194,000). The Company
expects that the market information databases in backlog at September 30, 1997 will be recognized in fiscal year revenues as follows: 1998 -- $7,380,000, 1999 -- $3,321,000, 2000 -- $1,843,000 and 2001 -- $384,000. Maintenance and support services in backlog are the result of noncancelable client contractual obligations to purchase support services generally over periods of three to five years. Such revenues will be recognized, and backlog accordingly reduced, on a ratable basis over the life of each underlying agreement. Of the aggregate maintenance and support backlog at September 30, 1997, future fiscal year revenues are expected to be recognized as follows: 1998 -- $687,000; 1999 -- $567,000, 2000 -- $469,000, 2001 -- $383,000, and 2002 -- $221,000.

EMPLOYEES

     As of September 30, 1997, the Company employed 211 people, including 77 in marketing (which includes sales and client services); 30 in research and development (which includes software development and system support); 70 in database analysis, consulting, and production; and 34 in management, administration, and finance. Of these, 172 are employed in the United States and 39 are employed in foreign countries.

PRODUCT DEVELOPMENT

     Since 1970, the foundation of the Company's business has been its developed software which helps retailers select sites, improve operations and make product pricing decisions. Over the last five years, the major development efforts of the Company have been directed toward (1) enhancement of these core retail planning products in order to extend petroleum utilization around the world, (2) portation of the software from mainframe to workstation/PC platforms, and (3) incorporation of third party software in order to enhance the user interface, speed and efficiency of this software. Currently, the Company has several development efforts underway that address the aforesaid areas.

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

     Beginning in fiscal year 1993, MPSI undertook a major internally funded rewrite of its retail planning software. The new systems were designed to meet the three primary operational requirements of clients through PC-based products including the Capital Performance System ("CAPS") for site selection and capital planning, the Operational Performance System ("OPS") for use in the field by retail managers in order to optimize outlet and territory performance and the Price Volume Optimizer ("PVO") for retail fuel pricing decisions. The CAPS software for North America was released in January 1995, and from that time to the present, MPSI has developed and released CAPS, OPS, and PVO capable of serving all MPSI operating regions except portions of the Pacific Rim. CAPS for Japan is scheduled for release in fiscal year 1998.

     Development of the initial PVO product was the result of a contract that was signed with a North American client during 1993 for the nonexclusive development of a volume prediction model for a petroleum related product and service facility. The commercial version of PVO was completed in August of 1995 and has been successfully tested and installed for clients in the Pacific Rim and the United States. It is anticipated this product will not only result in contracts for additional client databases in 1998, but also will lead to further business with other clients through the adaptation of the model to other petroleum client ancillary product/service needs. The Company intends to add both sales and client support resources for this product set in fiscal year 1998. Utilizing information from Company produced CAPS/RPS databases or from other MPSI studies, PVO is designed to give retailers an easy to use decision tool for optimizing petroleum outlet profits through price or volume level determinations.

     The PC-based OPS software utilizing CAPS/RPS database information is currently installed with clients in the United States, Europe and the Pacific Rim. During fiscal year 1998, the Company intends to continue making the model available to existing clients at a nominal cost for the purpose of increasing Company-produced databases, MPSI's principal revenue source.

     During the years ended September 30, 1997, 1996, and 1995, the Company spent $2,132,000, $2,610,000, and $2,789,000, respectively, on research and development or enhancement of new products and the maintenance of existing products. The amounts spent on research and development were primarily Company sponsored, meaning there was no material amount of direct recoupment of expenses from clients.

TRADEMARKS, COPYRIGHTS, AND LICENSES

     The Company holds a number of trademarks, some of which are registered at the U.S. Patent and Trademark Office. To date, registrations have been sought only in the United States and Mexico. Set forth below are the Company's trademarks and related registration expiration dates.

                                            TYPE OF
               PRODUCT                        MARK      STATUS/EXPIRATION
---------------------------------------    ----------  -------------------
MPSI's Site Evaluation System..........    Registered                  2001
MPSI and Design........................    Registered                  2002
MPSI's OPS.............................    Registered                  2002
MPSI...................................    Registered                  2004
Retail Planning System.................    Registered                  2005
PVO....................................    Registered                  2006
Location Volume........................    Registered                  2006
Facility/Location Volume...............    Registered                  2006
MPSI's CAPS............................    Registered                  2006
MPSI's Market Monitor..................    Trademark      Common Law Rights
PriceTracker...........................    Trademark      Common Law Rights
The Intelligent Approach to Retail
Marketing..............................    Trademark      Common Law Rights


     The Company does not hold any patents or registered copyrights. The Company's long-term software license agreements require customer acknowledgment of the proprietary nature of the Company's software. The Company relies on these agreements, together with trade secret laws and internal nondisclosure safeguards, to protect its products. To date, the Company has had no indication of any material breach in the security of its products. Should a material breach in the security of the Company's software products occur, it might have the impact of reducing the current barriers to entry for competitors and thus materially adversely affect long-term results of Company operations. The Company's modeling methodology, mathematical modeling algorithms and data gathering processes have been developed over an extensive period of time and would, in the absence of a material breach in the security, require potential competitors a substantial period of time to duplicate. Even in the event that a material breach did occur, such as a reverse engineering of an MPSI software product, the Company believes that because of the annual change in technology, the retail markets served, and the regular software upgrades required thereby, such breach would not result in a material adverse effect on the Company's short-term business because new versions of its products would likely reduce the competitive value of older versions breached by potential competitors.

ITEM 2. PROPERTIES

     The Company's principal facility and corporate headquarters in Tulsa, Oklahoma (42,500 square feet) is the primary location for software development and market study production. The Bristol, England facility encompasses 10,000 square feet until April 1998, and the Rio de Janeiro, Brazil office encompasses 3,000 square feet. Both foreign offices do single site and special project work in addition to their primary marketing role. Regional sales offices in Singapore; Johannesburg, South Africa (established in 1996); Melbourne, Australia; Tokyo, Japan; and Seoul, South Korea (established in 1997) remained the Company's principal client liaison facilities in those areas at September 30, 1997. Management believes that the various facilities are properly sized to meet anticipated business levels with the exception of the Bristol office which will be housed in a smaller facility beginning in approximately May of 1998. Additional space may be required to accommodate business expansion, particularly in Tulsa where the present headquarters lease expires in April 1998. The Company is currently evaluating alternative facility options. All office facilities are and will be leased.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings at September 30, 1997 which meet the criteria for disclosure under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1997.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is listed on The NASDAQ SmallCap Market tier of The Nasdaq Market (hereafter NASDAQ). The trading symbol is "MPSI." Information in the table below reflects the high and low sales prices reported by NASDAQ.


                                                              LOW          HIGH
                                                             -----        ------
Fiscal 1996
  First Quarter Ended December 31, 1995 ............         4 3/4             7
  Second Quarter Ended March 31 ....................             3         5 1/4
  Third Quarter Ended June 30 ......................         2 3/4         3 1/2
  Fourth Quarter Ended September 30  ...............           5/8         4 1/4

Fiscal 1997
  First Quarter Ended December 31, 1996 ............         29/64         3 1/2
  Second Quarter Ended March 31 ....................         1 3/4         3 3/4
  Third Quarter Ended June 30 ......................             2         3 1/2
  Fourth Quarter Ended September 30  ...............         2 3/8         9 1/2


     The 2,841,000 shares of Common Stock outstanding at December 5, 1997, were held by 904 stockholders of record. At that date, an additional 204,000 shares were subject to options to purchase Common Stock as discussed more fully in Note 8 to the Consolidated Financial Statements. The per share bid and offer prices on December 5, 1997, were $4.25 and $4.88, respectively. Common Stock that could be sold pursuant to Rule 144 under the 1933 Act totals 840,000 shares as of December 5, 1997.

     The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since its inception.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA*
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE YEAR ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------------
                                                        1997        1996         1995        1994         1993
                                                      --------    --------     --------    --------     --------
OPERATING DATA:
Revenues .........................................    $ 23,438    $ 21,745     $ 23,437    $ 19,872     $ 19,524
Income (loss) from continuing operations .........       1,103        (623)       2,029       1,956         (939)
Income (loss) from discontinued operations .......          --          --           --        (482)       2,149
Extraordinary gain on debt extinguishment ........          --          --           --          --          350
Net income (loss) ................................       1,103        (623)       2,029       1,474        1,560
Per share:
  Income (loss) per common and common
     equivalent share:
     Continuing operations .......................    $    .39    $   (.23)    $    .72    $    .71     $   (.94)
     Discontinued operations .....................          --          --           --        (.18)        2.15
     Extraordinary item ..........................          --          --           --          --          .35
     Net income (loss) ...........................         .39        (.23)         .72         .53         1.56
Weighted average shares of common stock
  and common stock equivalents outstanding .......       2,820       2,756        2,802       2,766          998


BALANCE SHEET DATA:
Total assets .....................................    $ 11,638    $ 10,319     $ 12,924    $  9,734     $ 10,040
Noncurrent deferred revenue ......................       1,634       1,342        1,961       1,068        1,453
Noncurrent deferred income taxes .................         442          98           --          --           --
Other noncurrent liabilities .....................          37          79          220         349          252


----------

* Operating data prior to fiscal year 1994 has been restated giving effect to the September 1994 sale of RSI .


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following table sets forth (in thousands), for the periods indicated, certain items in the consolidated statements of operations and the change of such items as compared with the indicated prior period.

                                                                                         CHANGE
                                                                                 ---------------------
                                                YEAR ENDED SEPTEMBER 30            1997         1996
                                            ---------------------------------       VS.          VS.
                                              1997        1996         1995        1996         1995
                                            --------    --------     --------    --------     --------
Revenues ...............................    $ 23,438    $ 21,745     $ 23,437    $  1,693     $ (1,692)
Cost of sales ..........................       9,603      11,014       10,432      (1,411)         582
                                            --------    --------     --------    --------     --------
  Gross profit .........................      13,835      10,731       13,005       3,104       (2,274)
                                            --------    --------     --------    --------     --------
Operating expenses:
  General and administrative ...........       3,763       3,005        2,571         758          434
  Marketing and client services ........       6,834       6,928        6,993         (94)         (65)
  Research and development .............       1,598       1,382        1,794         216         (412)
                                            --------    --------     --------    --------     --------
          Total operating expenses .....      12,195      11,315       11,358         880          (43)
                                            --------    --------     --------    --------     --------
Operating income (loss) ................       1,640        (584)       1,647       2,224       (2,231)
Other income (expense), net ............          92         332          836        (240)        (504)
                                            --------    --------     --------    --------     --------
Income (loss)  before income taxes .....       1,732        (252)       2,483       1,984       (2,735)
Income taxes ...........................         629         371          454         258          (83)
                                            --------    --------     --------    --------     --------
Net income (loss) ......................    $  1,103    $   (623)    $  2,029    $  1,726     $ (2,652)
                                            ========    ========     ========    ========     ========


RESULTS OF OPERATIONS

     Net income of $1.1 million in fiscal year 1997 represented a significant improvement over 1996, in spite of a substantial increase in income taxes between the two years. As discussed below, this improvement was principally attributable to an 8% growth in revenues (spearheaded by MPSI's largest client renewing its worldwide software license for five more years), and to improved gross profit margins on data services, but offset with additional resources allocated or acquired in order to continue ongoing client service initiatives. In contrast with the positive results in fiscal year 1997, the fiscal year 1996 results reflected a 7% decline in revenues compared with 1995 and were further adversely affected by delays in rolling out new retail planning software for MPSI clients in Europe and South America which impacted productivity.

     Set forth below (in thousands of dollars) is an analysis of MPSI's revenue fluctuations over the last three fiscal years.

                                      1997 VS. 1996          1996 VS. 1995
                                    -----------------      ------------------
                                     AMOUNT       %        AMOUNT          %
                                     ------      ---       ------         ---
          Pacific Rim ........    $ 1,942        22        $(1,193)       (12)
          North America ......        (78)       (1)           336          4
          Europe/Africa ......        295        19           (824)       (34)
          Latin America ......       (466)      (22)           (11)        (1)
                                  -------                  -------
          Totals .............    $ 1,693         8        $(1,692)        (7)
                                  =======                  =======


     The 1997 revenues in all regions were positively impacted by MPSI's largest customer continuing its commitment to MPSI by renewing its world-wide CAPS(TM) software license for five more years. This transaction principally accounts for the significant increase in 1997 revenue from software licensing compared with 1996 and 1995. See Note 7 to the Consolidated Financial Statements which sets forth the historical impact of that client on MPSI's annual revenues. Revenues in 1996 declined compared with 1995 due to several factors including lower software licensing and renewal rates brought about by (1) uncertainty in countries such as Japan related to the effects of deregulation, and (2) delays in rolling out MPSI software upgrades reflecting new technology and market conditions for the European and South American target markets. The timing of new or renewed long-term software license agreements, and the normally attendant market study orders which often accompany them, can have a substantial impact upon reported revenues and net income between accounting periods

     In addition to recurring revenues from traditional sources, management is also pleased that a number of clients in North America and the Pacific Rim have licensed and/or are testing the Company's Price Zones, PriceTracker and Price-Volume Optimizer products which first became commercially available in 1996. During 1997, revenues of approximately $1 million were realized from those products and services in North America, representing a 111% increase over 1996. Additional revenues of approximately $380,000, virtually all of which represented new business, were realized from the Pacific Rim in 1997. The Company will commit additional resources toward the growth of retail pricing revenues both from additional installation of these products, as well as from consultation with clients concerning the establishment of price monitoring infrastructure.

     On a regional basis, revenues in North America declined slightly compared with 1996, primarily as the result of alternate year cycling of certain market studies for some clients and of pricing pressures in this most competitive MPSI region. The Pacific Rim continued to be a substantial source of revenue for the Company. In addition to the 1997 revenue generated from pricing products as discussed above, the Company increased its traditional services in several Pacific Rim countries which allowed the opportunity to leverage market study production costs in the region and thereby improve gross profit. The Company is unable to predict the effect on fiscal year 1998 or thereafter of unsettled economic conditions in the Pacific Rim but has identified several potentially adverse effects, including (1) pressure on MPSI pricing and/or delay in placing orders due to higher costs of projects associated with weaker foreign currencies versus the U.S. dollar, (2) longer payment cycles by customers in the region, and (3) pressure to denominate contracts in foreign currencies which may increase the Company's exposure to gains or losses based on currency fluctuations. Fiscal year 1997 saw a significant turnaround in the revenue trend in Europe, principally attributable to the 1996 roll-out of CAPS software for that region. Revenues in Europe declined in fiscal 1996 primarily due to a delay in the introduction of the CAPS software version for that region. European petroleum companies have been under considerable profit pressure over the last several years and have consequently reduced their focus on retail planning issues. The Company believes that recent oil company consolidations in Europe have refocused the European petroleum industry on the necessity to maximize profits from existing facilities through ancilliary product offerings in order to remain competitive. Consolidations also have the effect of requiring retail network outlet rationalization for those companies who do combine. These market driven fundamentals should allow the Company to continue the European revenue growth demonstrated in fiscal 1997. South American revenue declined in 1997 as the result of two primary factors: clients have been slower in that region to undertake the installation and use of MPSI's new CAPS software, which was delayed in roll-out during 1996 for the same reasons set forth in Europe above, and privatization of the petroleum industry in certain countries has diverted client focus to more long-range strategic issues. The Company expects improved revenues from South America in fiscal 1998.

     The Company does not believe that inflation has significantly impacted the results of operations during the three years ended September 30, 1997. Lower prices in all regions except the Pacific Rim aided revenue generation during 1996 and 1995, but no substantial pricing changes impacted fiscal 1997. The Company attributes the 1997 revenue growth, where it occurred, primarily to the ongoing technological improvements and additions to its products and services. As the result of cost containment measures and smaller retail planning staff, portions of the retail sector of the petroleum industry, which is the Company's principal vertical market, are increasingly interested in initial delivery of the "solution" to their retail network planning concerns and perhaps secondarily interested in the "tools" to address the issues internally. Although MPSI has traditionally undertaken a variety of special consultation projects, management anticipates a greater focus of corporate resources toward delivery of consulting solutions, thereafter relying on our tools and data as a means of generating ongoing revenues from such clients. This focus on a more integrated role with our customers should not only reduce client price sensitivity, but should also strengthen the barriers to competition.

     The Company realized significant improvement in gross profit during 1997 compared with prior years. Gross profit (loss) attributable to software licensing was approximately $1,042,000, ($217,000) and $757,000 in fiscal years 1997, 1996 and 1995, respectively. These percentages can be significantly impacted by the timing of software license revenues as noted previously. On a cost comparison basis, cost of sales from software licensing increased approximately 26% in 1997 compared with 1996 as amortization was recorded for the European and South American CAPS software development. Similarly, such costs increased approximately 83% in 1996 compared with 1995 as the Company amortized the costs associated with CAPS versions related to North America, Africa and Australia. Gross profit on market study data services, the largest component of revenues, increased approximately 4% in 1997 (declined 10% in 1996 compared with 1995). The 1997 improvement was attributable to additional new client participants in certain market studies, most notably in the Pacific Rim, and to improved market study production processes. The 1996 decline compared to 1995 was the result of timing related to certain multi-year market study updates (which carry acceptable gross profit margins over the entire commitment period but may result in reduced margins in certain fiscal year components) and rework during the transition between RPS and CAPS software for Europe and South America.

     Overall, the reduction in cost of sales components by $1.4 million in 1997 allowed the Company to commit additional resources to client service. Enhanced commitment to client service, in addition to a need to address timely product development, was one of the reasons for a corporate restructuring undertaken in July 1996. MPSI was able to utilize personnel previously in production and marketing to (1) organize new business units focused on specific strategic initiatives and (2) add additional client service personnel to our marketing group. These personnel re-allocations resulted in growth of approximately $350,000 in both general & administrative and marketing expenses. General and administrative expenses further increased by approximately $350,000 due to incremental employee incentive accruals, legal and accounting fees associated with evaluation of strategic alliance opportunities, and termination costs relative to the Bristol subsidiary's offices to be moved in April 1998. The internal allocation of personnel to client service (marketing) functions was offset by reduced headcount in Europe and retirement of a senior officer in Japan (slated for replacement during fiscal 1998). Overall, marketing expenses declined approximately 1% in 1997 compared with 1996. Research and development expenses were relatively unaffected by the resource allocation in 1997. The increase of $216,000 (16%) in 1997 compared with 1996 is attributable to less capitalizable software development work as opposed to pure research. This ratio is the result of the Company having completed most of its regional CAPS software development except for the Japanese version due for release in fiscal 1998. Management expects capitalized software development to increase somewhat in fiscal 1998 as the Company undertakes development of new software to address product category management issues applicable to convenience stores and eventually to large format retailers.

     Operating expenses declined slightly in 1996 compared with 1995. Development of the South American and European CAPS versions in 1996 resulted in a higher level of capitalizable work than in 1995. General and administrative expenses were higher in 1996 than in 1995 due to certain severance costs in Europe associated with the restructuring and with opening new offices in South Korea and South Africa.

     MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced exchange losses of approximately $98,000 in fiscal 1997. During fiscal years 1996 and 1995, MPSI benefited from foreign currency exchange gains in the amount of $146,000 and $638,000, respectively. The gains in 1996 and 1995 were generally the result of multi-year database contracts denominated in Singapore Dollars which were booked by clients in prior years and partially collected in 1996 or 1995. By the time the collections were effected, the contract values had increased relative to the U.S. Dollar reporting currency. Foreign currency valuation changes led to opposite results in 1997. Although MPSI anticipates continuing exposure from the same source in fiscal year 1998, the magnitude is not expected to materially increase as the Company denominates a limited number of contracts in foreign currencies.

     Income taxes increased $258,000 (70%) in 1997 compared with 1996 as the company utilized its remaining tax credit carryforwards for U.S. income tax purposes (in which jurisdiction of most of the Company's consolidated operations are reported) and thus began to record book tax expense at an effective rate of approximately 34%. The income taxes reported in 1996 declined 18% compared with 1995, principally as the result of a change in estimate for 1995 in the amount of approximately $210,000 recorded during 1996 when the 1995 returns were actually completed and filed. Reflected in income tax expense for 1997 was $212,000 of foreign income taxes ($412,000 in 1996 and $171,000 in 1995). Such tax related to foreign income tax withheld at the source from payments by foreign customers ($188,000, $343,000 and $53,000 in 1997, 1996 and 1995,
respectively) and to income taxes applicable to the Company's foreign subsidiaries ($24,000, $69,000 and $118,000 in 1997, 1996 and 1995,
respectively). The amount of foreign incomes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

     In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The Company has not yet received a final report of the results, and believes that the resolution of issues raised will not have a material effect on its financial position.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital, the Company's primary measure of liquidity, was $3 million at September 30, 1997 compared with $1.4 million at September 30, 1996. The 1997 increase of $1.6 million (114%) reflects a 68% ($648,000) increase in cash reserves, a 16% ($742,000) increase in receivables and 7% ($183,000) lower trade payables and accruals. Additionally, the Company's production throughput resulted in a 19% ($443,000) lower deferred revenue component at September 30, 1997 compared with 1996. In contrast, the $1.4 million working capital at September 30, 1996 represented a $558,000 (29%) decline compared with September 30, 1995, principally driven by lower receivables and cash reserves brought about in part by delays in the delivery of European and South American software as previously discussed.

     On the strength of the Company's business fundamentals and improved results of operations, MPSI obtained a bank line of credit in June 1997 (see Note 5 to the Consolidated Financial Statements). The initial amount of the line is $500,000 of which approximately $147,000 was in use at September 30, 1997. As the Company's strategic plans indicate a requirement for additional financing in order to (1) bring on board supplemental convenience retailing expertise and consulting personnel, (2) upgrade computer equipment and worldwide communications, and (3) fund the requirements associated with streamlining MPSI's data acquisition processes, management expects to explore additional funding through a combination of an increased bank line and/or issuance of additional stock either through private placement or through an additional offering to the public. With improved results of operations in 1997, the Company can also now take advantage of lease financing, particularly with respect to computer equipment.

     As set forth in the statements of cash flow, the Company generated cash flow from operations of $785,000 in 1997 which represented a $190,000 (20%) decrease as compared with $1.0 million in 1996 ($0.7 million or 41% decline compared with 1995). In each of the years 1996 and 1995, MPSI committed substantial resources to acquisition/upgrade of computer equipment and to development of new software products. Expenditures for such purposes declined to $434,000 in 1997 ($1.4 million in 1996 and $1.0 million in 1995) as software releases moved into the maintenance stage and equipment requirements stabilized. The Company anticipates costs in both areas to increase in 1998 but has no commitments for equipment expenditures at September 30, 1997. Capitalized software expenditures are anticipated both for the forthcoming regional version of Japanese CAPS software and for a new category management product offering. Such costs are expected to be funded entirely out of operating cash flows.

     The trends in software licensing discussed under "Results of Operations" above impacted the relative levels of both the long-term receivables and deferred revenues. The net current and noncurrent balances in long-term receivables (totaling $3.8 million and

$3.0 million at September 30, 1997 and 1996, respectively) increased in 1997 compared with 1996 primarily due to the effect of a five-year license renewal by MPSI's largest customer. This transaction also increased deferred maintenance in 1997 (although revenue recognition of maintenance income from all contracts masks the increase). In 1996 receivables and deferred revenue from new software contracts were less than the collections and maintenance revenue recognized during 1996 resulting in declines of $1.1 million and $800,000 in long-term receivables and deferred maintenance, respectively, as compared with September 30, 1995. MPSI's license agreements generally are noncancelable, although a few contracts include provisions for cancellation of portions of the client's commitment upon occurrence of certain negative economic events in the clients' geographic areas of operations. In accordance with its policy, the Company does not recognize revenues on such contingent portions of agreements, so that in the event of cancellation, only receivables and deferred revenue are generally adjusted. In accordance with contractual cancellation options, certain clients canceled portions of their software licenses aggregating $435,000 in 1996 and $65,000 during 1995 (none in 1997). As the number of contracts with cancellation clauses are few, the Company does not expect a significant impact from cancellations in 1998.

     Noncurrent deferred income tax liabilities increased to $442,000 at September 30, 1997, reflecting recognition of deferred U.S. income taxes entirely offset in previous years by income tax credits and net operating loss carryforwards. The decrease in other noncurrent liabilities to $37,000 ($79,000 at September 30, 1996 from $220,000 at September 30, 1995) is the result of reclassifying certain U.S. headquarters lease obligations to current accrued liabilities. The Company's present lease on its headquarters facility expires in April 1998, and the Company has been informed by a new landlord who recently acquired and desires to occupy the building that MPSI will be required to vacate at the end of the lease. The Company is presently evaluating facility alternatives but does not expect to move before lease expiration. The Company does not expect to materially increase its overall headquarters occupancy costs in 1998 as a result of the move.

     MPSI's backlog of market studies at September 30, 1997 in the amount of approximately $12.9 million, ($16.3 million at September 30, 1996), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent approximately 30% of the estimated revenues for fiscal year 1998. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. An analysis which identifies a declining backlog might lead one to incorrectly assume that the Company's business is declining, when in fact it is servicing its customers satisfactorily and can rightfully expect renewed study commitments in the future,

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              PAGE NO.
                                                                              --------
Report of Independent Auditors............................................       18

Consolidated Statements of Operations for the Years Ended September 30,
  1997, 1996 and 1995.....................................................       19

Consolidated Balance Sheets at September 30, 1997 and 1996................       20

Consolidated Statements of Cash Flow for the Years Ended September 30,
  1997, 1996 and 1995.....................................................       21

Consolidated Statements of Stockholders' Equity - Fiscal Years Ended
  September 30, 1995, 1996 and 1997.......................................       22

Notes to Consolidated Financial Statements................................       23


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders MPSI Systems Inc.

     We have audited the accompanying consolidated balance sheets of MPSI Systems Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flow for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPSI Systems Inc. and subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG LLP


Tulsa, Oklahoma
November 21, 1997

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED SEPTEMBER 30,
                                                           ----------------------------------------------
                                                              1997              1996             1995
                                                           ------------     ------------     ------------
Revenues:
  Information services and software maintenance .......    $ 21,630,000     $ 21,354,000     $ 22,348,000
  Software licensing ..................................       1,808,000          391,000        1,089,000
                                                           ------------     ------------     ------------
     Total revenues ...................................      23,438,000       21,745,000       23,437,000
                                                           ------------     ------------     ------------
Cost of sales:
  Information services and software maintenance .......       8,837,000       10,406,000       10,100,000
  Software licensing (Note 4) .........................         766,000          608,000          332,000
                                                           ------------     ------------     ------------
     Total cost of sales ..............................       9,603,000       11,014,000       10,432,000
                                                           ------------     ------------     ------------
     Gross profit .....................................      13,835,000       10,731,000       13,005,000
Operating expenses:
  General and administrative ..........................       3,763,000        3,005,000        2,571,000
  Marketing and client services .......................       6,834,000        6,928,000        6,993,000
  Research and development ............................       1,598,000        1,382,000        1,794,000
                                                           ------------     ------------     ------------
     Total operating expenses .........................      12,195,000       11,315,000       11,358,000
                                                           ------------     ------------     ------------
     Operating income (loss) ..........................       1,640,000         (584,000)       1,647,000
Other income (expense):
  Interest income .....................................         197,000          204,000          195,000
  Interest expense ....................................        (154,000)         (17,000)         (12,000)
  Gain (loss) on foreign exchange .....................         (98,000)         146,000          638,000
  Other, net ..........................................         147,000           (1,000)          15,000
                                                           ------------     ------------     ------------
  Income (loss) before income taxes ...................       1,732,000         (252,000)       2,483,000
Income taxes ..........................................         629,000          371,000          454,000
                                                           ------------     ------------     ------------
Net income (loss) .....................................    $  1,103,000     $   (623,000)    $  2,029,000
                                                           ============     ============     ============
Per share (Note 1):
  Income (loss) per common and common equivalent
     share ............................................    $        .39     $       (.23)    $        .72




          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                                                  SEPTEMBER 30,
                                                                          -----------------------------
                                                                              1997             1996
                                                                          ------------     ------------
Current assets:
  Cash and cash equivalents ..........................................    $  1,599,000     $    951,000
  Short-term investments, at cost ....................................           3,000           49,000
  Receivables (Notes 2 and 5):
     Trade ...........................................................       4,210,000        3,413,000
     Current portion of long-term receivables, net of unamortized
      discount .......................................................       1,122,000        1,177,000
  Work in process inventory ..........................................         197,000          361,000
  Prepayments ........................................................         161,000          174,000
                                                                          ------------     ------------
     Total current assets ............................................       7,292,000        6,125,000
Long-term receivables, net of unamortized discount (Note 2) ..........       2,642,000        1,779,000
Property and equipment, net (Note 3) .................................       1,165,000        1,325,000
Software products, net (Note 4) ......................................         393,000          843,000
Other assets .........................................................         146,000          247,000
                                                                          ------------     ------------
     Total assets ....................................................    $ 11,638,000     $ 10,319,000
                                                                          ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank  (Note 5) .....................................    $    147,000     $         --
  Accounts payable ...................................................         882,000        1,241,000
  Accrued liabilities (Notes 6 and 8) ................................       1,390,000        1,214,000
  Deferred revenue ...................................................       1,837,000        2,280,000
                                                                          ------------     ------------
     Total current liabilities .......................................       4,256,000        4,735,000
Noncurrent deferred revenue ..........................................       1,634,000        1,342,000
Noncurrent deferred income taxes (Note 6) ............................         442,000           98,000
Other noncurrent liabilities .........................................          37,000           79,000
                                                                          ------------     ------------
          Total liabilities ..........................................       6,369,000        6,254,000
                                                                          ------------     ------------
Commitments and contingencies (Note 9) ................................             --               --
Stockholders' equity (Note 8):
  Preferred Stock, $.10 par value, 1,000,000 shares authorized,
     none issued or outstanding ......................................              --               --
  Common Stock, $.05 par value, 20,000,000 shares authorized,
     2,833,000 and 2,794,000 shares issued and outstanding at
     September 30, 1997 and 1996, respectively .......................         142,000          140,000
  Junior Common Stock, $.05 par value, 500,000 shares authorized,
     none issued or outstanding ......................................              --               --
  Additional paid-in capital .........................................      13,030,000       12,934,000
  Deficit ............................................................      (8,860,000)      (9,963,000)
  Foreign currency translation adjustment ............................         957,000          954,000
                                                                          ------------     ------------
          Total stockholders' equity .................................       5,269,000        4,065,000
                                                                          ------------     ------------
          Total liabilities and stockholders' equity .................    $ 11,638,000     $ 10,319,000
                                                                          ============     ============


          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOW (SEE ALSO NOTE 10)

                                                                    YEAR ENDED SEPTEMBER 30,
                                                              1997            1996            1995
                                                           -----------     -----------     -----------
Income (loss) from operations .........................    $ 1,103,000     $  (623,000)    $ 2,029,000
Adjustments to reconcile income (loss) from
  operations to cash provided by operations:
  Depreciation and amortization of property and
     equipment ........................................        419,000         450,000         405,000
  Amortization of software products ...................        617,000         592,000         294,000
  Deferred income taxes ...............................        312,000              --              --
  Loss on sale of assets ..............................             --           5,000           7,000
  Write off of capitalized software development
     costs ............................................             --              --          30,000
Changes in assets and liabilities:
  Decrease (increase) in assets:
     Receivables ......................................     (1,602,000)      1,970,000      (2,436,000)
     Inventories ......................................        164,000         (57,000)        228,000
     Prepayments and Other Assets .....................        114,000         189,000         138,000
  Increase (decrease) in liabilities:
     Trade payables and accruals ......................       (365,000)        388,000        (214,000)
     Taxes payable ....................................        178,000        (438,000)        234,000
     Deferred revenue .................................       (155,000)     (1,501,000)        924,000
                                                           -----------     -----------     -----------
          Net cash provided by operations .............        785,000         975,000       1,639,000
                                                           -----------     -----------     -----------
Cash flows from investing activities:
  Decrease in short-term investment ...................         46,000              --              --
  Purchase equipment ..................................       (267,000)       (601,000)       (634,000)
  Software development ................................       (167,000)       (762,000)       (396,000)
  Proceeds from disposition of assets .................          6,000          16,000          16,000
                                                           -----------     -----------     -----------
          Net cash used by investing activities .......       (382,000)     (1,347,000)     (1,014,000)
                                                           -----------     -----------     -----------
Cash flows from financing activities:
  Net proceeds from bank line of credit ...............        147,000              --              --
  Proceeds from exercised stock options ...............         98,000          53,000          10,000
                                                           -----------     -----------     -----------
          Net cash provided by financing activities....        245,000          53,000          10,000
                                                           -----------     -----------     -----------
Increase (decrease) in cash and cash equivalents ......        648,000        (319,000)        635,000
Cash and cash equivalents at beginning of period ......        951,000       1,270,000         635,000
                                                           -----------     -----------     -----------
Cash and cash equivalents at end of period ............    $ 1,599,000     $   951,000     $ 1,270,000
                                                           ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FISCAL YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

                                             COMMON STOCK                                              FOREIGN
                                     ----------------------------     ADDITIONAL                       CURRENCY
                                                       CARRYING        PAID-IN                        TRANSLATION      STOCKHOLDERS'
                                        SHARES          VALUE          CAPITAL         DEFICIT         ADJUSTMENT         EQUITY
                                     ------------    ------------    ------------    ------------     ------------     ------------
Balance, September 30, 1994 .....       2,728,000    $    136,000    $ 12,742,000    $(11,369,000)    $    974,000     $  2,483,000
  Net income ....................              --              --              --       2,029,000               --        2,029,000
  Stock options exercised .......           5,000           1,000           9,000              --               --           10,000
  Translation adjustment ........              --              --              --              --          (36,000)         (36,000)
                                     ------------    ------------    ------------    ------------     ------------     ------------
Balance, September 30, 1995 .....       2,733,000         137,000      12,751,000      (9,340,000)         938,000        4,486,000
  Net loss ......................              --              --              --        (623,000)              --         (623,000)
  Stock options exercised .......          20,000           1,000          52,000              --               --           53,000
  Stock issued to 401(k) Plan ...          41,000           2,000         131,000              --               --          133,000
  Translation adjustment ........              --              --              --              --           16,000           16,000
                                     ------------    ------------    ------------    ------------     ------------     ------------
Balance, September 30, 1996 .....       2,794,000         140,000      12,934,000      (9,963,000)         954,000        4,065,000
  Net  income ...................              --              --                       1,103,000               --        1,103,000
  Stock options exercised .......          39,000           2,000          96,000              --               --           98,000
  Translation adjustment ........              --              --              --              --            3,000            3,000
                                     ------------    ------------    ------------    ------------     ------------     ------------
Balance, September 30, 1997 .....       2,833,000    $    142,000    $ 13,030,000    $ (8,860,000)    $    957,000     $  5,269,000
                                     ============    ============    ============    ============     ============     ============


          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations: MPSI Systems Inc. is a United States-based multinational corporation whose principal line of business is providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks. The Company markets its products and services in North America, the Pacific Rim, Latin America, Europe and South Africa through a direct sales force located in various foreign countries. As discussed more fully in Note 7, over 63% of consolidated revenues are generated from foreign customers, and substantial portions of such revenues are billed in foreign currencies. Most of the Company's business comes from the petroleum industry, including several customers who individually account for a significant portion of consolidated revenues. Services are also provided for clients in the banking, convenience food, quick service restaurant and government postal industries. All software development and substantially all of the information database preparation is performed at the Company's headquarters facility in Tulsa, Oklahoma.

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of MPSI Systems Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Revenue Recognition: Revenues and costs related to production of market information databases are recorded based upon the ratio of costs incurred to total estimated completion costs (percentage-of-completion method). Revenues and costs related to single site studies, mini-market studies and other projects which are completed in a short time period are recognized at completion. Anticipated losses on contracts are charged against earnings at the time such losses are identified.

     The Company's software products are generally licensed to customers through noncancelable software license and maintenance contracts with terms of up to five years. The corresponding long-term receivables and deferred maintenance revenue from these installment contracts are stated at the discounted present value of annual license and maintenance payments to be received over the contract term based upon the prime rate of interest on the effective date of each contract. The present value discount, related to installments due after one year, is amortized to interest income using an accelerated method that equates interest earnings with outstanding receivable balances. Software license revenues, equal to the present value of the aggregate annual license installments, are recognized at the latter of contract execution or software delivery when collection is probable. When it cannot be determined that collection is probable, or if a contract contains cancellation options, software revenues are deferred. At the time revenue is recognized, the Company has no remaining obligations under the software license and maintenance contracts other than providing postcontract customer support services related to the maintenance portion of the contract and performance obligations under any optional and separately priced training or consulting arrangements. Maintenance revenues, equal to the present value of annual installment payments, are recognized ratably over the term of the contracts as the postcontract customer support services are provided and the related costs are incurred and recognized. Optional training and consulting represent service transactions as to which revenues and expense are recognized when the earnings process is substantially complete.

     Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Property and Equipment: Property and equipment is stated at cost. Depreciation is provided using the straightline method, over the estimated useful lives of the respective assets, except for leasehold improvements which are amortized over the lesser of the lease term or the economic life of the underlying asset. Since such assets are employed in all facets of the Company's operations, depreciation expense is reflected in cost of sales as well as in each category of operating expenses. The Company charges the cost of repairs and maintenance to expense as incurred and capitalizes the cost of replacements, renewals and betterments. When property or equipment is retired, the cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss on the disposition is reflected in other income (expense).

     Software Products: Cost of software held for resale, which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally, is presented net of accumulated amortization. The costs of internally developed software include direct labor, materials and overhead, and relate to significant enhancements to existing software or to development of new software products. All costs incurred to establish the technological feasibility of internally developed software are charged to research and development expense as incurred. Royalties, which may become payable because of ongoing proprietary interests related to third-party software imbedded in MPSI products, are charged to cost of sales-software licensing as applicable software sales are recognized.

     The annual amortization of software products is computed on a product-by-product basis and is the greater of the amount determined using (1) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (2) the straight-line method over the remaining economic life of the product. Historically, the straight-line method has resulted in a greater amount of amortization in each accounting period and has, therefore, been the basis for amortization in the current period and in prior periods. Amortization starts when a product is available for general release to customers and is reflected in cost of sales-software licensing.

     In the event that capitalized software development costs are subsequently determined not to be fully recoverable from future operations, the carrying value of such software is reduced to an amount equal to its net realizable value less costs of marketing and distribution. The reduction in carrying value is recorded in cost of sales-software licensing.

     Inventory: Work-in-process is composed of direct labor, costs of gathering demographic data, indirect costs and overhead. Indirect costs and overhead are allocated to each contract based upon the direct labor incurred.

     Income Taxes: The Company applies the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations during the period that includes the enactment date.

     Earnings Per Share: Earnings per share computations are based upon the weighted average number of common shares outstanding during each period, including dilutive common stock equivalents related to unexercised stock options. Earnings per share computations do not give effect to common stock equivalents for any period in which their inclusion would have the effect of increasing the earnings per share amount or decreasing the loss per share amount otherwise computed. The adjusted weighted average shares utilized in determining income (loss) per share were 2,820,000 for fiscal year 1997, 2,756,000 for fiscal year 1996, and 2,802,000 for fiscal year 1995.

     Foreign Currency Translation: Assets and liabilities of the Company's foreign operations, except Brazil, are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Exchange differences from these translations are included in stockholders' equity. Where amounts denominated in a foreign currency are or are expected to be converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations. Due to high rates of inflation in Brazil, transactions and accounting records are maintained in U.S. Dollar equivalents.

     Restructuring Expenses: Expenses associated with corporate restructuring are recognized at the time that the underlying obligations are incurred. Severance costs are accrued in the accounting period during which management, having authority to do so, approves severance plans, provided that (1) the specific individuals or positions to be terminated have been identified and the costs thereof were reasonably quantifiable and probable of occurrence within the succeeding twelve months, and (2) prior to release of the financial statements for the affected period, the affected employees or positions are either terminated or the general terms of the termination plan have been communicated, including the benefits to which terminated employees are entitled or will voluntarily receive. The net present value of remaining lease obligations related to excess space is accrued in full at the time the space is abandoned, net of sublease recoveries which are probable. The costs of other corporate restructuring decisions are accrued at the time the obligations related thereto are incurred and quantifiable.

     New Accounting Pronouncements: In October 1995, the Financial Accounting Standards Board adopted Statement No. 123, "Accounting for Stock Based Compensation," (FAS 123) effective for fiscal years beginning after December 15, 1995. MPSI continues to account for its stock option plans under the provisions of APB 25, "Accounting for Stock Issued to Employees" as permitted by FAS 123. MPSI has incorporated the disclosures required by FAS 123 herein (See Note 8).

     In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share," effective for financial statement reporting periods ending after December 15, 1997. Earnings per share calculated under this standard would not differ significantly from amounts reported in the Consolidated Statements of Income.

     In June 1997, the Financial Accounting Standards Board issued two additional accounting standards, FAS No. 130, "Reporting Comprehensive Income," ("FAS 130") and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information " ("FAS 131") effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for the reporting and display of comprehensive income. While the Company does have certain comprehensive income items, primarily translation adjustments, adopting FAS 130 will not materially change the Company's financial reporting and disclosures. FAS 131 establishes standards for reporting financial and descriptive information about a company's operating segments. Management is currently analyzing the impact of FAS 131, but does not expect the standard to materially change its current segment reporting disclosures.

     In November 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2") entitled "Software Revenue Recognition." SOP 97-2 is effective for fiscal years beginning after December 15, 1997. The SOP provides revised and expanded guidance on when software revenue should be recognized and in what amounts for licensing, selling, and leasing, or otherwise marketing computer software. Management is currently evaluating the impact of the SOP but presently does not believe that the impact of adoption will materially impact the current revenue recognition methods.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

2.   RECEIVABLES:

     Trade accounts receivable include unbilled amounts of $1,630,000 at September 30, 1997 and $1,423,000 at September 30, 1996. These amounts represent market study revenues recognized under the percentage-of-completion method in excess of amounts billed and will generally be billable during the succeeding twelve months upon completion of the respective studies.

     Current and noncurrent receivables also include unbilled amounts of $4,196,000 at September 30, 1997 and $2,987,000 at September 30, 1996 (before present value discount and excluding $74,000 and $194,000 which had been billed at September 30, 1997 and 1996, respectively) related to multi-year software license and maintenance agreements. Since these agreements contain annual installment billing provisions, the unbilled receivable balance for some contracts is as much as four years' future annual billings. Of the September 30, 1997 unbilled amounts, $1,294,000 (compared with $1,099,000 at September 30,
1996) will be billed in the succeeding twelve months, and the remainder will be billed thereafter at such future dates as are specified in the respective contracts. The portion of such future billings related to maintenance and support services not yet performed is offset by corresponding amounts in deferred revenue. The current portions of long-term receivables are reduced by unamortized present value discount of $247,000 and $116,000 at September 30, 1997 and 1996, respectively. Noncurrent long-term receivables are presented net of unamortized present value discount in the amount of $259,000 and $122,000 at September 30, 1997 and 1996, respectively. The present value discount is imputed based upon the New York prime rate on the effective date of each agreement. Interest income related to these agreements was $177,000, $160,000, and $171,000 in fiscal years 1997, 1996 and 1995, respectively.

     A significant portion of the Company's business activity is with the major multinational oil companies. At September 30, 1997, 97% ($8,198,000) of the Company's receivables (before present value discounts) were from petroleum clients ($6,341,000 or 96% at September 30, 1996). The receivable portfolio is well diversified geographically which tends to mitigate the potential impact of fluctuations in petroleum activities which may otherwise result if receivables were confined to a particular geographic area. Software license agreements are payable over several years (generally five-year agreements) and are expected to be paid from operating cash flows of the customers. The Company does not require collateral or other security to support these contractual receivables. The carrying value of long-term receivables, net of unearned discount, approximates market value.

3.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of:

                                                                        SEPTEMBER 30,
                                                                 ---------------------------
                                                    USEFUL LIFE
                                                     IN YEARS        1997            1996
                                                    -----------  -----------     -----------
          Leasehold improvements .................    Various    $   679,000     $   702,000
          Computer equipment and software ........    4-5          6,202,000       5,955,000
          Office furnishings and equipment .......    3-10         1,586,000       1,637,000
                                                                 -----------     -----------
                                                                   8,467,000       8,294,000
          Accumulated depreciation ...............                (7,302,000)     (6,969,000)
                                                                 -----------     -----------
               Net property and equipment ........               $ 1,165,000     $ 1,325,000
                                                                 ===========     ===========


     The provision for depreciation was $419,000, $450,000, and $405,000 for the years ended September 30, 1997, 1996 and 1995, respectively. At September 30, 1997, fully depreciated assets with an aggregate original cost of approximately $5,262,000,000 remain in use.

4.   SOFTWARE PRODUCTS:

                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                              1997            1996
                                                           -----------     -----------
          Capitalized software development costs ......    $ 4,098,000     $ 3,931,000
          Accumulated amortization ....................     (3,705,000)     (3,088,000)
                                                           -----------     -----------
                    Net software products .............    $   393,000     $   843,000
                                                           ===========     ===========


The provision for amortization, reflected in Software Licensing cost of sales, was $617,000, $592,000, and $294,000 for the years ended September 30, 1997,
1996 and 1995, respectively. Based upon current sales forecasts, capitalized software costs are projected to be recoverable. However, these sales forecasts are subject to certain vulnerabilities which could potentially affect the recoverability of those costs.

5.   NOTE PAYABLE TO BANK:

     In May 1997, the Company obtained a bank line of credit through April 1998 in the aggregate amount of $500,000 which is secured by billed accounts receivable applicable to North American customers; $147,000 was outstanding at September 30, 1997. Outstanding balances bear interest at 9.5%. The Agreement requires that the Company shall maintain Tangible Net Worth of not less than $4.5 million, shall maintain reasonable and customary insurance, and shall not, without authorization of lender, undertake to lend money, invest in other entities or guarantee debt of others during the term of the Agreement.

6.   INCOME TAXES:

                                                                 YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------------------
                                                           1997           1996            1995
                                                        -----------    -----------     -----------
     Income (loss) from continuing operations
       before income taxes:
       Domestic ....................................    $ 1,682,000    $    27,000     $ 3,515,000
       Foreign .....................................         50,000       (279,000)     (1,032,000)
                                                        -----------    -----------     -----------
               Total ...............................    $ 1,732,000    $  (252,000)    $ 2,483,000
                                                        ===========    ===========     ===========
     Income taxes (benefits):
       Current:
          Federal ..................................    $    27,000    $    15,000     $    80,000
          State ....................................         81,000        (56,000)        203,000
          Foreign ..................................        209,000        412,000         171,000
                                                        -----------    -----------     -----------
               Current income taxes ................        317,000        371,000         454,000
       Deferred:
          Federal ..................................        285,000             --              --
          State ....................................         24,000             --              --
          Foreign ..................................          3,000             --              --
                                                        -----------    -----------     -----------
          Deferred income taxes ....................        312,000             --              --
                                                        -----------    -----------     -----------
               Provision for total income taxes ....    $   629,000    $   371,000     $   454,000
                                                        ===========    ===========     ===========


     A reconciliation of the provision for income taxes at the applicable Federal statutory income tax rate to the actual provision for income taxes follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------------
                                                        1997          1996          1995
                                                      ---------     ---------     ---------
          Expense (benefit) at statutory rate ....    $ 607,000     $ (88,000)    $ 869,000
          Alternative minimum tax (credit) .......     (188,000)       15,000        80,000
          Foreign income and taxes, net ..........        9,000       295,000      (201,000)
          Loss carryforwards generated ...........       68,000       156,000       418,000
          Federal loss carryforwards utilized.....           --            --      (813,000)
          State income taxes .....................       71,000       (36,000)      132,000
          Other, net .............................       62,000        29,000       (31,000)
                                                      ---------     ---------     ---------
            Income taxes .........................    $ 629,000     $ 371,000     $ 454,000
                                                      =========     =========     =========


     Income taxes of $35,000 were receivable at September 30, 1997 ($210,000 refundable at September 30, 1996). The Company does not accrue income taxes on undistributed earnings of certain foreign subsidiaries which are permanently invested. At September 30, 1997 and 1996, the amount of undistributed earnings for which taxes have not been accrued was insignificant.

     In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The Company has not yet received a final report of the results, and believes that the resolution of items raised will not have a material effect on its financial position.

     At September 30, 1997, the Company has various U.S. tax credits of $652,000 which expire between 1998 and 2002. At September 30, 1997, certain foreign subsidiaries have net operating loss carryforwards of approximately $8,203,000 which may be utilized in future years.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                     SEPTEMBER 30,
                                                                ------------------------
                                                                   1997          1996
                                                                ----------    ----------
          Deferred tax liabilities:
            Software revenue ...............................    $  873,000    $  699,000
            Depreciation ...................................        79,000        58,000
            Other ..........................................       130,000        98,000
                                                                ----------    ----------
                    Total deferred tax liabilities .........     1,082,000       855,000
                                                                ----------    ----------
          Deferred tax assets:
            Accrued liabilities ............................       295,000       287,000
            U.S. and foreign loss carryforwards ............     2,451,000     2,413,000
            U.S. tax credit carryforwards ..................       652,000       633,000
                                                                ----------    ----------
                    Total deferred tax assets ..............     3,398,000     3,333,000
            Valuation allowance for deferred tax assets ....     2,758,000     2,576,000
                                                                ----------    ----------
               Net deferred tax assets .....................       640,000       757,000
                                                                ----------    ----------
                    Net deferred tax liabilities ...........    $  442,000    $   98,000
                                                                ==========    ==========


    Utilization of the Company's tax credit and loss carryforwards is dependent on realizing taxable income in the appropriate tax jurisdiction. Deferred tax assets for these carryforwards have been reduced by the valuation allowance to an amount that is more likely than not to be realized.

7.   BUSINESS SEGMENT AND REVENUE FROM MAJOR CUSTOMERS:

     Approximately 97% of total revenues from continuing operations were derived from the petroleum industry during the year ended September 30, 1997 (97% and 96% during 1996 and 1995, respectively). Individual customers accounted for MPSI revenues which were in excess of 10% of consolidated revenues in 1997, 1996 or 1995 as follows:

                            1997              1996              1995
                        -------------    --------------    --------------
                        AMOUNT     %     AMOUNT      %     AMOUNT      %
                        ------    ---    ------     ---    ------     ---
Exxon/Esso/Imperial      $5.6      24     $6.3       29     $4.4       19
Texaco/Caltex......      $2.6      11     $2.7       12     $1.3        6
Shell..............      $1.6       7     $1.5        7     $2.8       12
Amoco..............      $2.0       8     $2.1       10     $2.5       11


     Although the Company would be adversely affected if several petroleum industry customers curtailed their long-term usage of MPSI products or in the event of a significant long-term economic downturn in the petroleum industry generally, the Company's petroleum clients are well diversified geographically which reduces the long-term risk attendant with its industry dependence, and MPSI has historically experienced high renewal rates for its software license and maintenance agreements.

     The Company operates in one business segment from its principal production facility in the United States supported by satellite production facilities in England and Brazil. Foreign sales offices or representatives are currently maintained in Australia, Brazil, Canada, Japan, Italy, South Africa, South Korea, Shanghai, the United Kingdom and Singapore. The following table sets forth the revenues and other information related to continuing services provided by each of the Company's three production centers.

                                                                  YEAR ENDED SEPTEMBER 30,
                                                      ----------------------------------------------
                                                          1997             1996             1995
                                                      ------------     ------------     ------------
Revenues:
Unaffiliated customers:
  United States ..................................    $ 21,845,000     $ 20,248,000     $ 21,839,000
  Europe .........................................         908,000          780,000        1,369,000
  Brazil .........................................         685,000          717,000          229,000
Between geographic areas(1):
  United States ..................................              --          237,000          300,000
  Europe .........................................          63,000          673,000          284,000
  Asia/Pacific Rim ...............................       2,097,000        2,228,000        2,222,000
  Brazil .........................................         383,000          387,000               --
Eliminations .....................................      (2,543,000)      (3,525,000)      (2,806,000)
                                                      ------------     ------------     ------------
          Total revenues .........................    $ 23,438,000     $ 21,745,000     $ 23,437,000
                                                      ============     ============     ============
Operating income (loss):
  United States ..................................    $  2,383,000     $    795,000     $  2,868,000
  Europe .........................................        (426,000)        (891,000)        (649,000)
  Brazil .........................................        (317,000)        (488,000)        (572,000)
                                                      ------------     ------------     ------------
          Total operating income (loss) ..........    $  1,640,000     $   (584,000)    $  1,647,000
                                                      ============     ============     ============
Identifiable assets:
  United States ..................................    $ 10,714,000     $  9,276,000     $ 11,581,000
  Europe .........................................         627,000          436,000          891,000
  Brazil .........................................         297,000          607,000          452,000
                                                      ------------     ------------     ------------
          Total assets ...........................    $ 11,638,000     $ 10,319,000     $ 12,924,000
                                                      ============     ============     ============
Export sales from U.S.:
  Canada .........................................    $    462,000     $    952,000     $    749,000
  Central America ................................         408,000          358,000          154,000
  South America ..................................         572,000        1,055,000        1,554,000
  Europe .........................................         788,000          521,000          903,000
  Asia/Pacific Rim ...............................      10,815,000        8,873,000       10,066,000
  Africa .........................................         188,000          289,000          143,000
                                                      ------------     ------------     ------------
          Total export sales .....................    $ 13,233,000     $ 12,048,000     $ 13,569,000
                                                      ============     ============     ============
Consolidated revenues from foreign customers
  by geographic area are as follows:
  Canada and Central America .....................    $    870,000     $  1,310,000     $    903,000
  Singapore, Australia and Japan .................      10,815,000        8,873,000       10,066,000
  Europe and United Kingdom ......................       1,384,000        1,172,000        2,271,000
  Africa .........................................         501,000          418,000          143,000
  South America ..................................       1,256,000        1,772,000        1,783,000
                                                      ------------     ------------     ------------
          Consolidated foreign revenues ..........    $ 14,826,000     $ 13,545,000     $ 15,166,000
                                                      ============     ============     ============
Depreciation and amortization of property and
  equipment:
  United States ..................................    $    379,000     $    402,000     $    366,000
  Europe .........................................          35,000           36,000           24,000
  Brazil .........................................           5,000           12,000           15,000
Capital expenditures:
  United States ..................................    $    262,000     $    563,000     $    565,000
  Europe .........................................              --           20,000           64,000
  Brazil .........................................           5,000           18,000            5,000


----------
(1) Sales between geographic areas are made at prices that generally approximate the prices of similar charges to unaffiliated customers.

8.   EMPLOYEE BENEFITS:

     Under an employee stock ownership and investment plan, all qualifying U.S. employees may contribute up to 16% of their annual earnings. Subject to certain limitations, the Company will contribute in cash or Common Stock an amount equal to but not less than 50% or more than 100% of a participant's salary deferral contributions that are not in excess of 6% of the participant's earnings for the year. Contributions may be invested in the Company's Common Stock or in five other equity or fixed-income funds. The Company recorded expense related to its matching contribution of $153,000, $143,000, and $132,000 in fiscal years 1997, 1996 and 1995, respectively. At

September 30, 1997 and 1996, the Company had accrued $122,000 and $114,000 of liabilities for matching contributions to the 401(k) plan (which in each case represented the estimated Company match attributable to nine months of participant contributions since the Plan year ends December 31). During fiscal year 1997, the Company liquidated its matching contribution liability for the Plan year ended December 31, 1996 by contributing $138,000 in cash. During fiscal year 1996, the Company contributed previously unissued Common Stock at a value of $133,000 applicable to the Plan year ended December 31, 1995. The matching contribution for Plan year 1997 will be paid during fiscal year 1998.

     The Company has reserved 750,000 shares of Common Stock for issuance of stock options under a 1988 stock option plan covering all employees which expires in 1998. Options granted under the plan vest one-third annually over a three-year period. An additional 62,000 shares are potentially issuable if outstanding options under a 1984 stock option plan are exercised. The remaining options under the 1984 plan expire from September 3, 1998 to November 28, 1999 and are fully vested. No further options may be granted under that plan.

     The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model. The fair value of the options was estimated at the date of the grants with the following average assumptions: expected life of the stock options 4 years; volatility of the expected market price of the Company's common stock price of 114%; risk-free interest rate of 6.2% and a no-dividend yield.

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                             1997                            1996
                                  ----------------------------    ---------------------------
                                   PRO FORMA        REPORTED       PRO FORMA       REPORTED
                                  -----------    -------------    -----------     -----------
     Net income (loss)            $   941,000    $   1,103,000    $  (771,000)    $  (623,000)
     Earnings (loss) per share    $       .33    $         .39    $      (.28)    $      (.23)


     A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                              WEIGHTED-AVERAGE
                                              OPTIONS          EXERCISE PRICE   EXERCISABLE
                                              -------          --------------   -----------
     At September 30, 1994                    112,100              $ 2.79         32,900
         Granted                               68,900                3.00
         Exercised                             (4,333)               2.25
         Forfeited                             (8,050)               4.04
     At September 30, 1995                    168,617                2.83         62,912
         Granted                              139,050                5.36
         Exercised                            (19,500)               2.72
         Forfeited                             (7,984)               3.06
         Expired                                 (900)              17.50
     At September 30, 1996                    279,283                4.04         98,288
         Granted                                3,000                3.25
         Exercised                            (38,782)               2.53
         Forfeited                            (28,866)               4.53
         Expired                               (1,100)               8.75
     At September 30, 1997                    213,535                4.21        117,810


     The weighted average grant date fair value for options granted during the fiscal years ended September 30, 1997 and 1996 were $2.52 and $4.16, respectively. The exercise price for options outstanding as of September 30, 1997 ranged from $2.25 to $5.50. The weighted average remaining contractual life of those options is 2.5 years.

     The Company accrued $308,000 at September 30, 1997 ($92,000 accrued at September 30, 1996); in connection with incentive award programs for certain employees. The awards were accrued based upon the Company's achievement of certain revenue and operating income objectives and the respective contributions of certain employees to the achievement of those objectives. The various incentive plans specify cash settlement of the accrued liability prior to December 31, 1997.

     At September 30, 1995, the Company approved discretionary employee performance awards in the form of deferred compensation. Such amount was earned based on the employee's performance during the year ended September 30, 1994. Under related deferred compensation agreements with certain key employees as approved by the Compensation Committee, the Company agreed to pay future cash awards to the specified employees upon the achievement, for thirty consecutive business days, of a $6.00 per share market price for the Company's Common Stock and upon exercise of the underlying options. Such payments could be made at any point after November 29, 1995, assuming stock price and other vesting requirements have been met. Based upon the stock price at September 19, 1997, which triggered the Company's obligation under the plan, approximately $102,000 of compensation expense was accrued and reflected in G&A expense.

     At September 30, 1997 and 1996, the Company had accrued $607,000 related to employee vacations earned but not yet taken.

9.   COMMITMENTS AND CONTINGENCIES:

     The Company leases other office space and equipment under various agreements, substantially all of which have been accounted for as operating leases. Rental expense, including the leases described above, of $929,000 was recorded during the year ended September 30, 1997 ($1,040,000 and $1,095,000 in 1996 and 1995, respectively). Aggregate future rentals under these commitments are as follows: 1998 -- $442,000, 1999 -- $85,000, 2000 -- $28,000 and 2001 --
$0.

10.  SUPPLEMENTAL CASH FLOW INFORMATION:

     The following information concerning noncash transactions is provided to supplement the Consolidated Statements of Cash Flow.

     In the normal course of business, certain clients exercised contract cancellation options available in their software license agreements in response to economic downturns in their operating regions. As the Company, in accordance with its policy, had not recognized any revenues on such contingent portions of those agreements, the cancellations resulted in noncash reductions of long-term receivables and deferred revenues in the amount of approximately $435,000 during fiscal year 1996.

     The Company satisfied its 401(k) matching contribution for the Plan year ended December 31, 1995 by subsequently issuing its Common Stock. This transaction resulted in a noncash reduction of accrued liabilities and a corresponding increase in Common Stock and additional paid-in capital of approximately $133,000 in fiscal year 1996.

     The Company paid interest of $154,000 during fiscal year 1997, $17,000 during fiscal year 1996, and $12,000 during fiscal year 1995. Income taxes of $132,000, $809,000, and $220,000 were paid during fiscal years 1997, 1996 and
1995, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended September 30, 1997 and 1996.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information appearing under the caption "Directors and Executive Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the caption "Compensation of Directors and Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information appearing under the caption "Stock Ownership" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1997 and is incorporated herein by reference.

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

      11.1  -- Computation of Earnings Per Share.

      21.1  -- List of Subsidiaries.

      23.1  -- Consent of Independent Auditors -- Ernst & Young LLP.

      27.1  -- Financial Data Schedule.
----------
* Incorporated by reference.

(b) No report on Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 1997.

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

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES



We have audited the consolidated financial statements of MPSI Systems Inc. and subsidiaries as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated November 21, 1997 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules included in this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                              ERNST & YOUNG LLP



Tulsa, Oklahoma
November 21, 1997

                                                                   SCHEDULE VIII


                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED SEPTEMBER 30, 1997


              COLUMN A                           COLUMN B             COLUMN C                  COLUMN D         COLUMN E
---------------------------------------------   -----------    ------------------------       ------------      -----------
                                                                      ADDITIONS
                                                               ------------------------
                                                 BALANCE AT    CHARGED TO                        OTHER            BALANCE
                                                 BEGINNING     COSTS AND   REDUCTION OF       (DEDUCTIONS)       AT END OF
             DESCRIPTION                         OF PERIOD     EXPENSES      REVENUES          ADDITIONS          PERIOD
---------------------------------------------    ----------    ----------    ----------       -----------       ----------
For the year ended September 30, 1995:
  Accumulated depreciation ..................    $7,104,000    $  405,000    $       --       $  (89,000)(2)    $7,420,000
  Accumulated amortization ..................     2,204,000       294,000            --               --         2,498,000
  Unamortized discount on software
     license agreements .....................       188,000            --       304,000(1)      (171,000)(1)       321,000
For the year ended September 30, 1996:
  Accumulated depreciation ..................    $7,420,000    $  450,000    $       --       $ (901,000)(2)    $6,969,000
  Accumulated amortization ..................     2,498,000       592,000            --           (2,000)        3,088,000
  Unamortized discount on software
     license agreements .....................       321,000            --        77,000(1)      (160,000)(1)       238,000
For the year ended September 30, 1997
  Accumulated depreciation ..................    $6,969,000    $  419,000    $       --       $  (86,000)       $7,302,000
  Accumulated amortization ..................     3,088,000       617,000            --               --         3,705,000
  Unamortized discount on software
    license agreements ......................       238,000            --       445,000         (177,000)(1)       506,000


----------
(1) Reduction of unamortized discount on long-term receivables represents current period interest income recognition (see Note 2 to Consolidated Financial Statements). Increases to unamortized discount represent the present-value-discount on new software license agreements net of adjustment for any contract cancellations or revisions.

(2) Reduction is due to retirement of fully amortized assets and to assets sold or otherwise disposed.

                                                                     SCHEDULE IX

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS
                      THREE YEARS ENDED SEPTEMBER 30, 1997



          COLUMN A                  COLUMN B             COLUMN C            COLUMN D            COLUMN E            COLUMN F
          --------                  --------             --------            --------            --------            --------
                                                                              MAXIMUM             AVERAGE            WEIGHTED
                                                         WEIGHTED             AMOUNT              AMOUNT             AVERAGE
  CATEGORY OF AGGREGATE            BALANCE AT            AVERAGE            OUTSTANDING         OUTSTANDING        INTEREST RATE
  SHORT-TERM BORROWINGS           END OF PERIOD       INTEREST RATE(2)     DURING PERIOD       DURING PERIOD     DURING PERIOD(2)
  ---------------------           -------------       ----------------     -------------       -------------     ----------------
Note payable to bank (1)              $147,000             9.5%                $347,000           $267,000            9.5%


(1) Note payable originated in May 1997. There were no such borrowings during fiscal years 1996 or 1995.

(2) Calculated by multiplying the number of days applicable to each interest rate change times the applicable interest rate and dividing the results by 365 days.

                                                                      SCHEDULE X


                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      THREE YEARS ENDED SEPTEMBER 30, 1997

                COLUMN A                                          COLUMN B
--------------------------------------------------    --------------------------------
                                                             FISCAL YEAR ENDED
                                                                SEPTEMBER 30,
                                                      --------------------------------
                  ITEM                                  1997        1996        1995
--------------------------------------------------    --------    --------    --------
Maintenance and repairs ..........................    $214,000    $172,000    $155,000
Amortization of internally developed software ....     617,000     592,000     294,000
Royalties ........................................      93,000     125,000      28,000
Advertising costs ................................     112,000     114,000      99,000


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 4th day of December, 1997.

                                                   MPSI SYSTEMS INC.


                                                   By    /s/ Ronald G. Harper
                                                     --------------------------
                                                          Ronald G. Harper
                                                         Chairman of the Board,
                                                          President and Chief
                                                           Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

  /s/ Ronald G. Harper                    Chairman of the Board,           December 4, 1997
----------------------------------          President and Chief
      Ronald G. Harper                      Executive Officer


  /s/ James C. Auten                      Vice President and Chief--       December 4, 1997
----------------------------------          Financial Officer
      James C. Auten


  /s/ John C. Bumgarner, Jr               Director                         December 4, 1997
----------------------------------
      John C. Bumgarner, Jr


  /s/ David L. Huff                       Director                         December 4, 1997
----------------------------------
      David L. Huff


  /s/ Joseph C. McNay                     Director                         December 4, 1997
----------------------------------
      Joseph C. McNay


  /s/ John J. McQueen                     Director                         December 4, 1997
----------------------------------
      John J. McQueen



     The date for the Company's Annual Meeting of Stockholders has not yet been fixed and, accordingly, the Company's Proxy Statement has not yet been sent to stockholders. Copies of such materials will be furnished to the Commission at such time as they are sent to stockholders.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                 EXHIBIT
-------                -------
 11.1      -- Earnings Per Share Computation

 21.1      -- List of Subsidiaries

 23.1      -- Consent of Independent Auditors -- Ernst & Young LLP

 27.1      -- Financial Data Schedule
