Form 10-K405/A
period 1997-09-30
MPSI SYSTEMS INC
filed 1998-01-29
CIK 714540

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -----------------


                                  FORM 10-K/A

                                AMENDMENT NO. 1
(Mark One)

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

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION WITH RESPECT TO DIRECTORS

    The following table sets forth the directors, their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each and the year in which each became a director of the Company. All were elected at the Company's Annual Meeting of Stockholders held on January 30, 1997.

NAME AND PRINCIPAL OCCUPATION AT PRESENT                               DIRECTOR
AND FOR THE PAST FIVE YEARS; OTHER DIRECTORSHIPS                         SINCE         AGE
----------------------------------------------------------             --------        ---

Ronald G. Harper(1)...................................................   1970           59
  Mr. Harper, who founded the Company in 1970, has served as its
  President, Chairman of the Board and Chief Executive Officer
  since inception.

John C. Bumgarner, Jr.(1)(2)(3).......................................   1982           55
  In 1979, Mr. Bumgarner was appointed to his present position as
  Senior Vice President -- Corporate Development and Planning of
  The Williams Companies, Inc., a Tulsa-based conglomerate. He has been employed by The Williams Companies, Inc. since 1977. He is also a director of TRANSCO, James River Coal Company, and several privately held companies.

Dr. David L. Huff(1)..................................................   1982           66
  Since 1968, Dr. Huff has been a member of the faculty at the
  University of Texas. He has been a Fulbright Lecturer and has published numerous books and articles, including Market Area
  Analysis, "A Graphical Index of Consumer Expectation,"
  "Measures of Market Area Overlap," and "Retail Location Theory."
  He is an expert in computer modeling techniques.

Joseph C. McNay(1)(2)(3)..............................................   1982           63
  Since November 1976, Mr. McNay has been the President, a
  Director and the Chairman of the Board of Essex Investment
  Management Company, Inc., a company engaged in investment and advisory services. Mr. McNay is also a director of Softech, Inc.
  and Alpha 1 Biomedical, Inc., each of which are publicly-held companies.

John J. McQueen(2)(3).................................................   1982           76
  Mr. McQueen has been in the private practice of law in the Tulsa area since 1959. He has also served as a certified public
  accountant with KPMG Peat Marwick, as a tax specialist with
  Warren Petroleum Corp., and as controller of Davis Investments, a company engaged in oil and real estate activities.

----------
(1)      The individual identified is a member of the Compensation Committee.
(2)      The individual identified is a member of the Audit Committee.
(3)      The individual identified is a member of the Nominating Committee.

INFORMATION WITH RESPECT TO EXECUTIVE OFFICERS

    The following table sets forth the executive officers currently serving the Company, their ages, all positions and offices held with the Company and their tenure in such office. All officers of the Company serve at the pleasure of its Board of Directors, and there exists no arrangement or understanding among any of the Company's executive officers with any other person pertaining to their selection to serve in such position.

                                                                        SERVING IN
                                                                          CURRENT
NAME AND ALL POSITIONS                                                   POSITION
AND OFFICE HELD WITH THE COMPANY                                           SINCE        AGE
-------------------------------------------------------                 ----------      ---

Ronald G. Harper....................................................        1970          59
  Mr. Harper, who founded the Company in 1970, has served as its
  President, Chairman of the Board and Chief Executive Officer
  since inception.

James C. Auten......................................................        1996          49
  Mr. Auten was appointed Vice President and Chief Financial Officer on January 1, 1996. Mr. Auten joined MPSI in 1984 as Corporate
  Controller and held such position until December 1992 when he was appointed Principal Accounting Officer.

Jyo Umezawa.........................................................        1996          57
  Mr. Umezawa was appointed Sr. Vice President, Retail Petroleum, on
  July 11, 1996. Mr. Umezawa joined MPSI in 1983 and has served as
  Manager -- Market Development, Director -- Market Studies, Chief
  Information Officer, General Manager -- Technical Services, and
  Vice President, Pacific Rim Region.

Bryan D. Porto......................................................        1996          48
  Mr. Porto was appointed to his present position as Sr. Vice
  President, Retail Petroleum on July 11, 1996. Mr. Porto joined
  MPSI's Rio de Janeiro office in 1985 and has served as Director --
  Network Planning, General Manager -- Marketing, Vice President of
  MPSI's Brazilian subsidiary, and most recently served as Vice
  President, North/Central/South America Region.

John C. Bergman.....................................................        1995          63
  Mr. Bergman affiliated with MPSI in 1995 as Senior Advisory
  Consultant and in 1997 was named interim president of MPSI
  Consulting.  He is an officer and principal owner of JCB Marketing, a marketing company generally engaged in business consulting services. Prior to that, he was employed by Amoco Oil Company in a variety of executive management positions in the marketing area.
  Mr. Bergman serves on the Board of Travelserve and on the Advisory
  Board of Northern Trust Bank.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based upon a review of Forms 4 and 5 furnished to the Company with respect to its most recent fiscal year, the Company has determined that reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table summarizes the compensation paid over the last three completed fiscal years to the Company's CEO and the other executive officers of the Company who received compensation of $100,000 or more during the fiscal year ended September 30, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM COMPENSATION
                                                                   -----------------------------------
                                         ANNUAL COMPENSATION              AWARDS             PAYOUTS
                                      ---------------------------  ---------------------   -----------
                                                           OTHER
                                                          ANNUAL
                                                          COMPEN-  RESTRICTED                            ALL OTHER
        NAME AND                      SALARY     BONUS     SATION    STOCK      OPTIONS/     LTIP      COMPENSATION
   PRINCIPAL POSITION        YEAR       ($)       ($)     ($)(1)    AWARD(S)     SARS(#)   PAYOUTS($)      ($)(2)
-------------------------- --------- ---------- --------- -------- ----------- ---------- ------------ -------------

Ronald G. Harper ........    1997    194,158       --        8,242    --          --          --            9,657
  Chairman of the .......    1996    196,961       --        8,242    --          --          --            8,085
  Board, President ......    1995    181,456      5,599      8,232    --          --          --            8,128
  and Chief
  Executive Officer

Jyo Umezawa .............    1997    125,022       --         --      --          --          --           17,153
  Vice President ........    1996    100,122      3,690       --      --          --          --            3,237
  Pacific Rim ...........    1995    100,022      4,701       --      --         7,000        --            3,155

Bryan D. Porto ..........    1997    125,022       --         --      --          --          --           12,200
  Vice President ........    1996    100,122      3,690       --      --          --          --              672
  Americas ..............    1995    100,022      4,000       --      --         5,400        --              624

John C. Bergman .........    1997       --         --      131,950    --          --          --             --
  Sr. Advisory ..........    1996       --         --       73,349    --          --          --             --
  Consultant ............    1995       --         --         --      --          --          --             --

----------
(1) Represents automobile lease paid to or on behalf of Mr. Harper and consulting fees paid to Mr. Bergman.

(2) The components of "All Other Compensation" for the fiscal years ended September 30, 1997, 1996, and 1995 include (a) Company matching contributions to the Company's 401(k) defined contribution plan (Mr. Harper -- $4,750, $3,278, and $3,865, and Mr. Umezawa -- $2,831, $2,565, and
    $2,531, respectively), (b) supplemental life insurance premiums paid by the Company (Mr. Harper -- $4,907, $4,807, and $4,263, Mr. Umezawa -- $822,
    $672, and $624 and Mr. Porto -- $822, $672, and $624, respectively) and (c) accrued deferred compensation, accrued and payable (Mr. Umezawa -- $13,500 and Mr. Porto -- $8,700). At September 30, 1995, the Company approved discretionary employee performance awards in the form of deferred compensation to a group of 19 employees including the indicated executive officers. Such amounts were earned based on the employee's performance during the year ended September 30, 1994. The Company agreed to pay future cash awards to the specified employees upon the achievement, for thirty consecutive business days, of a $6.00 per share market price for the Company's Common Stock and upon exercise of the underlying options. Such payments could be made at any point after November 29, 1995, assuming stock price and other vesting requirements have been met. The amounts reflected above vested based upon the stock price at September 19, 1997, which triggered the Company's obligation under the plan.

OPTIONS EXERCISED TABLE

    The following table sets forth information concerning each exercise of stock options by the named executive officers during the last completed fiscal year.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

       (a)               (b)              (c)              (d)                 (e)
-----------------  -------------  -----------------  ---------------  --------------------
                                                       NUMBER OF
                                                       SECURITIES           VALUE OF
                                                       UNDERLYING          UNEXERCISED
                                                       UNEXERCISED        IN THE MONEY
                                                       OPTIONS AT          OPTIONS AT
                       SHARES                           FY END(#)           FY END($)
                     ACQUIRED ON          VALUE       EXERCISABLE/        EXERCISABLE//
       NAME          EXERCISE(#)      REALIZED($)     UNEXERCISABLE       UNEXERCISABLE
-----------------  -------------  -----------------  ---------------  --------------------

Jyo Umezawa            10,000           23,135        11,167/10,833       27,185/14,116
Bryan Porto             2,000           10,000         17,067/9,833       43,025/12,996

EMPLOYMENT CONTRACTS AND SEVERANCE AGREEMENTS

    The Company maintains a severance policy applicable to all full-time regular employees with at least one year of full-time service. Eligible employees are those who are terminated as the result of (1) a reduction of the Company's work force, (2) elimination of a job or position, (3) inability to satisfactorily perform required responsibilities, or (4) relocation of applicable Company facilities. The amount of severance paid is based upon the employee's base salary and length of service, and includes payment for vested but unused vacations and pro rated automobile allowances, if applicable. The only named executive officer who would receive aggregate severance in excess of $100,000 under the current policy is Mr. Ronald G. Harper. Mr. Harper's aggregate severance would be approximately $124,000 at September 30, 1997.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors (the "Committee") was composed of Ronald G. Harper, President and Chief Executive Officer of the Company, and independent outside directors, John C. Bumgarner, Jr., Joseph C. McNay and Dr. David L. Huff. This Committee is responsible for overseeing and administering the Company's executive compensation program described below.

Compensation Policy

    The executive compensation program of the Company is reviewed and approved annually by the Committee and is designed to serve the interest of the Company and its stockholders by aligning executive compensation with stockholder objectives and to encourage and reward management initiatives and good performance. Specifically, the executive compensation program seeks to:

        (i) implement compensation practices which allow the Company to attract and retain highly qualified executives and maintain a competitive position in the executive marketplace with employers of comparable size and in similar lines of business;

        (ii) enhance the compensation potential of executives who are in the best position to contribute to the development and success of the Company by providing the flexibility to compensate individual performance; and

        (iii) directly align the interest of executives with the long-term interest of stockholders through compensation opportunities in the form of Common Stock ownership.

    These objectives are met through a program comprised of base salary and annual cash or stock incentive awards, which are tied to operating performance, and long-term incentive opportunities primarily in the form of incentive stock options.

    Salary. The Committee considers annual salary adjustments for the Company's executive officers, including those named in the Summary Compensation Table. Salary adjustments are designed to reflect internal comparability, organizational considerations and competitive data provided by outside surveys. As a general rule, salary ranges are targeted toward the median of survey results.

    Incentive Awards. Executives are eligible for cash awards annually based upon financial and nonfinancial results relative to pre-established performance targets and objectives.

    Stock Options. The Company's 1988 Stock Option Plan, approved by the stockholders in 1989, permits the Committee to grant incentive or nonstatutory stock options to executive officers. The plan provides for stock option awards giving executives the right to purchase Common Stock over a five-year period at the fair market value per share as of the date the option is granted. Options generally become exercisable in three equal annual installments beginning one year after grant. Neither Mr. Harper nor any other member of the Board of Directors are eligible to participate in the stock option plan.

Chief Executive Officer Compensation

    Mr. Harper's overall compensation package has increased by approximately 7% during the three years ended September 30, 1997 in recognition of the Company's progress. Additionally, Mr. Harper received an annual incentive award in 1995 as set forth in the Summary Compensation Table. In determining the amount of annual incentive awards, the Committee took into consideration the Company's operating results in an environment affected by adverse economic conditions, the increased quality of core assets as a result of the Company's emphasis on its core client industry (retail petroleum), and Mr. Harper's increased personal attention to revitalization of certain significant client relationships and introduction of new products.

    The Board of Directors did not reject or modify any compensation recommendation of the Compensation Committee.

        The Compensation Committee
        John C. Bumgarner, Jr.
        Ronald G. Harper
        Dr. David L. Huff
        Joseph C. McNay

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


    Mr. Ronald G. Harper, Chief Executive Officer of the Company, is the only member of the Compensation Committee who is also an employee or officer of the Company.

DIRECTORS' COMPENSATION

    Members of the Board of Directors who are employees of the Company receive no additional compensation as a result of their service as directors. Directors who are not employees of the Company are compensated at the rate of $1,500 for each board meeting attended and are reimbursed for any out-of-pocket expenses incurred in attending meetings.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information as of January 9, 1998, as to shares of Common Stock beneficially owned by the directors, the executive officers, the directors and officers of the Company as a group, and certain persons known to the Company to own beneficially more than five percent of the Common Stock. At that date, there were 2,841,455 shares of Common Stock outstanding. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals.


                                                                      BENEFICIAL
                                                                      OWNERSHIP
                                                                    OF COMMON STOCK
                                                           --------------------------------
                                                               NUMBER            PERCENT
NAME OF COMMON STOCKHOLDER                                    OF SHARES         OF CLASS
-------------------------------------------                ---------------   --------------

Ronald G. Harper(2)........................                   1,185,873(1)        41.73%
  8282 South Memorial Drive
  Tulsa, Oklahoma 74133

John C. Bumgarner, Jr......................                     222,322            7.82%
  4900 Bank of Oklahoma Tower
  One Williams Center
  Tulsa, Oklahoma 74172

Joseph C. McNay............................                     242,722            8.54%
  125 High Street, 29th Floor
  Boston, Massachusetts 02110

Bank of Oklahoma, N.A......................                     285,714           10.05%
  P. O. Box 2300
  Tulsa, Oklahoma 74192

The Robertson Stephens Orphan Fund.........                     244,888            8.61%
  555 California Street, Suite 2600
  San Francisco, California 94104

                                                                      BENEFICIAL
                                                                      OWNERSHIP
                                                                    OF COMMON STOCK
                                                             ----------------------------
                                                               NUMBER            PERCENT
NAME OF COMMON STOCKHOLDER                                    OF SHARES         OF CLASS
-------------------------------------------                  -----------       ----------

Sanford Orkin..............................                     222,222            7.82%
  3414 Peachtree Road, N.E., Suite 236
  Atlanta, Georgia 30326

James C. Auten (2).........................                      22,021             .77%
Jyo Umezawa (2)............................                      26,718             .94%
Bryan D. Porto (2).........................                      23,402             .82%
John C. Bergman (2) .......................                       5,000             .17%
All officers and directors as a group (9 persons)             1,728,058           60.82%

----------
(1) Includes 331,614 shares of Common Stock held directly by Mr. Harper's family or in trust for the benefit of Mr. Harper's family and 424,209 shares held in trust for the benefit of certain charities. Mr. Harper disclaims beneficial ownership of these trust shares.

(2) The indicated individuals are executive officers of the Company.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company entered into a number of agreements on or about September 29, 1993 with certain of its directors, executive officers and stockholders, including Ronald G. Harper, John C. Bumgarner, Jr., Joseph C.
McNay, Dr. David L. Huff, Bank of Oklahoma, N.A., the Robertson Stephens Orphan Fund, and Sanford Orkin in connection with a recapitalization transaction.
Among other undertakings, the Company agreed that upon the request of certain stockholders owning a specified percentage of shares of Common Stock, the Company would register under the 1933 Act and applicable state securities laws, the sale of the Common Stock owned by such stockholders. The Company's obligation is subject to certain limitations regarding the timing of registrations and other matters. The Company is also obligated to offer, on up to two occasions, to such stockholders the opportunity to include shares of Common Stock owned by them in certain registration statements filed by the Company. In addition, the Company has agreed to indemnify such stockholders against securities law liabilities arising in connection with such offerings, other than liabilities arising as a result of information furnished to the Company by such stockholders participating in the registration. The Company is obligated to pay all expenses incident to such registration, except underwriting discounts and commissions allocable to the sale of shares by such stockholders. All of the obligations to such stockholders set forth above expire September 29, 1998.


    The Company believes that the terms of the above described transactions were competitive and no less beneficial to the Company than would have been made available by unaffiliated parties. The Board of Directors of the Company has a policy that the Company not enter into any related party transactions unless approved by a majority of the Company's independent directors based upon independent evidence of fair value.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 27th day of January 1998.

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


      /s/ Ronald G. Harper              Chairman of the Board,                   January 27, 1998
  --------------------------------       President and Chief
          Ronald G. Harper               Executive Officer


      /s/ James C. Auten                Vice President and Chief--               January 27, 1998
   -------------------------------       Financial Officer
         James C. Auten


      /s/ John C. Bumgarner, Jr.        Director                                 January 27, 1998
   -------------------------------
       John C. Bumgarner, Jr.


          /s/ David L. Huff             Director                                 January 27, 1998
  --------------------------------
            David L. Huff


        /s/ Joseph C. McNay             Director                                 January 27, 1998
  --------------------------------
           Joseph C. McNay


         /s/ John J. McQueen            Director                                 January 27, 1998
  --------------------------------
           John J. McQueen


    The Company's proxy statement for the Annual Meeting of Stockholders to be held March 5, 1998 has not yet been sent to stockholders of record on January 9, 1998. Copies of such materials will be furnished to the Commission at such time as they are sent to stockholders.