Form 10-Q
period 1997-12-31
MPSI SYSTEMS INC
filed 1998-02-17
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR THE THREE MONTHS ENDED DECEMBER 31, 1997         COMMISSION FILE NO. 0-11527




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

Yes [X]             No [ ]



Number of shares of common stock outstanding at December 31, 1997 -    2,837,955
                                                                   -------------

                                      INDEX



                                                                                                          Page No.
                                                                                                          --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - December 31, 1997
                and September 30, 1997 ...................................................................  3

           Consolidated Statements of Operations -
                Three Months Ended December 31, 1997 and 1996.............................................  5

           Consolidated Statement of Stockholders' Equity -
                Three Months Ended December 31, 1997 .....................................................  6

           Consolidated Statements of Cash Flow -
                Three Months Ended December 31, 1997 and 1996 ............................................  7

           Notes To Consolidated Financial Statements.....................................................  8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...............................................................  9

Part II.  OTHER INFORMATION (Including Index to Exhibits)................................................. 11

SIGNATURES      .......................................................................................... 12

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



Assets
                                                                     ------------   ------------
                                                                     December 31,   September 30,
                                                                          1997           1997
                                                                     ------------   ------------
                                                                     (unaudited)
Current assets:

      Cash and cash equivalents                                      $    536,000   $  1,599,000

      Short-term investments, at cost                                       3,000          3,000

      Receivables:
           Trade                                                        5,254,000      4,210,000
           Current portion of long-term receivables                     1,175,000      1,122,000

      Work in process inventory                                           183,000        197,000

      Prepayments                                                         165,000        161,000
                                                                     ------------   ------------
                Total current assets                                    7,316,000      7,292,000

Long-term receivables, net of current portion
      and unamortized discount                                          2,699,000      2,642,000

Property and equipment, net of accumulated amortization                 1,082,000      1,165,000

Software products, net of accumulated amortization                        214,000        393,000

Other assets                                                              162,000        146,000
                                                                     ------------   ------------

                Total assets                                         $ 11,473,000   $ 11,638,000
                                                                     ============   ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)



Liabilities and Stockholders' Equity
                                                                    ------------    ------------
                                                                    December 31,    September 30,
                                                                       1997            1997
                                                                    ------------    ------------
                                                                    (unaudited)
Current liabilities:

      Note payable to bank (Note 4)                                 $    450,000    $    147,000
      Accounts payable                                                   978,000         882,000
      Accrued liabilities                                              1,144,000       1,390,000
      Deferred revenue                                                 1,901,000       1,837,000
                                                                    ------------    ------------
                Total current liabilities                              4,473,000       4,256,000

Non-current deferred revenue                                           1,486,000       1,634,000
Non-current deferred income taxes (Note 2)                               433,000         442,000
Other noncurrent liabilities                                              24,000          37,000
                                                                    ------------    ------------
                Total liabilities                                      6,416,000       6,369,000
                                                                    ------------    ------------

Commitments and contingencies                                                 --              --

Stockholders' equity:
      Preferred Stock, $.10 par value, 1,000,000
           shares authorized, none issued or
           outstanding                                                        --              --
      Common Stock, $.05 par value, 20,000,000 shares
           authorized, 2,838,000 and 2,832,000 shares
           issued and outstanding at December 31
           and September 30, 1997, respectively                          142,000         142,000
      Junior Common Stock, $.05 par value, 500,000
           shares authorized, none issued or
           outstanding                                                        --              --

      Additional paid-in capital                                      13,045,000      13,030,000

      Deficit                                                         (8,895,000)     (8,860,000)

      Foreign currency translation adjustment                            765,000         957,000
                                                                    ------------    ------------
      Total stockholders' equity                                       5,057,000       5,269,000
                                                                    ------------    ------------

      Total liabilities and stockholders' equity                    $ 11,473,000    $ 11,638,000
                                                                    ============    ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended December 31,
                                                         -------------------------------
                                                               1997            1996
                                                           ------------    ------------
Revenues:
      Software maintenance and information services        $  4,704,000    $  5,269,000
      Software                                                   58,000          87,000
                                                           ------------    ------------

           Total revenues                                     4,762,000       5,356,000
                                                           ------------    ------------

Cost of Sales:
      Software maintenance and information services           1,751,000       1,867,000
      Software                                                  179,000         246,000
                                                           ------------    ------------

           Total cost of sales                                1,930,000       2,113,000
                                                           ------------    ------------

           Gross profit                                       2,832,000       3,243,000
Operating expenses:
      General and administrative                                674,000         854,000
      Marketing                                               1,725,000       1,566,000
      Research and development                                  429,000         372,000
                                                           ------------    ------------

           Total operating expenses                           2,828,000       2,792,000
                                                           ------------    ------------

           Operating income                                       4,000         451,000
Other income (expense):
      Interest income                                            71,000          34,000
      Interest expense                                          (12,000)        (10,000)
      Gain (loss) on foreign exchange                           (46,000)         38,000
      Other, net                                                (16,000)         31,000
                                                           ------------    ------------

           Income before income taxes                             1,000         544,000
Provision for income taxes                                      (36,000)       (106,000)
                                                           ------------    ------------

           Net income (loss)                               $    (35,000)   $    438,000
                                                           ============    ============

           Per share                                       $       (.01)   $        .16
                                                           ============    ============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1997
                                   (UNAUDITED)





                                                                                                    Foreign
                                                                     Additional                     currency           Total
                                              Common stock             paid-in                     translation     stockholders'
                                         Shares         Amount         capital        Deficit       adjustment        equity
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance,
    September 30, 1997                   2,832,000   $    142,000   $ 13,030,000   $ (8,860,000)   $    957,000    $  5,269,000
    Net loss                                    --             --             --        (35,000)             --         (35,000)
    Stock options exercised                  6,000             --         15,000             --              --          15,000
    Foreign currency
      translation adjustment                    --             --             --             --        (192,000)       (192,000)
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance,
    December 31, 1997                    2,838,000   $    142,000   $ 13,045,000   $ (8,895,000)   $    765,000    $  5,057,000
                                      ============   ============   ============   ============    ============    ============




See accompanying notes to consolidated financial statements .

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                    (NOTE 2)



                                                                                   Three Months Ended December 31,
                                                                                   -------------------------------
                                                                                       1997              1996
                                                                                    ----------         ---------
Income (loss) from continuing operations                                            $   (35,000)       $ 438,000
Adjustments to reconcile income (loss) from continuing operations to cash used by continuing operations:
           Depreciation and amortization of property and equipment                      105,000          114,000
           Amortization of software products                                            179,000          152,000
Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                               (1,149,000)        (580,000)
           Inventories                                                                   14,000         (198,000)
           Other                                                                        (20,000)          46,000
      Increase (decrease) in liabilities:
           Trade payables and accruals                                                 (286,000)        (445,000)
           Taxes payable                                                                (79,000)         172,000
           Deferred revenue                                                             (82,000)          21,000
                                                                                    -----------        ---------
           Net cash provided (used) by operations                                    (1,353,000)        (280,000)
                                                                                    -----------        ---------
Cash flows from investing activities:
      Decrease in short-term investments                                                     --           49,000
      Purchase equipment                                                                (28,000)         (29,000)
      Software development                                                                   --          (81,000)
                                                                                    -----------        ---------

           Net cash used by investing activities                                        (28,000)         (61,000)
                                                                                    -----------        ---------
Cash flows from financing activities:
      Proceeds from debt                                                                303,000               --
      Exercise of stock options                                                          15,000               --
                                                                                    -----------        ---------
           Net cash provided by financing activities                                    318,000               --
                                                                                    -----------        ---------
Decrease in cash and cash equivalents                                                (1,063,000)        (341,000)

Cash and cash equivalents at beginning of period                                      1,599,000          951,000
                                                                                    -----------        ---------

Cash and cash equivalents at end of period                                          $   536,000        $ 610,000
                                                                                    ===========        =========



See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================
1.    General Notes

      Certain notes to the September 30, 1997 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended December 31, 1997. Accordingly, reference should be made to the audited financial statements at September 30, 1997.

      In the opinion of the Company, the unaudited consolidated financial statements as of December 31, 1997 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.


================================================================================
2.    Supplemental Cash Flow Information

      The Company paid interest of $12,000 and $10,000 during the three months ended December 31, 1997 and 1996, respectively, related to certain lease obligations and supplier financing arrangements. Income taxes of $___,000 and $58,000 were paid during the quarter ended December 31, 1997 and 1996, respectively, including foreign income taxes withheld at the source from remittances by customers.


================================================================================
3.    Income Taxes

      In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The Company has not yet received a final report of the results and believes that the resolution of any items raised will not have a material effect on its financial position.


================================================================================
4.    Note Payable to Bank

      In May 1997, the Company obtained a bank line of credit through April 1998 in the aggregate amount of $500,000 which is secured by billed accounts receivable applicable to North American customers; $450,000 was outstanding at December 31, 1997. Outstanding balances bear interest at 9.5%. The Agreement requires that the Company shall maintain Tangible Net Worth of not less than $4.5 million, shall maintain reasonable and customary insurance, and shall not, without authorization of lender undertake to lend money, invest in other entities or guarantee debt of others during the term of the Agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATION
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS

MPSI reported a net loss of $35,000 or $.01 per share on revenues of $4.8 million for the quarter ended December 31, 1997 compared with net income of $438,000 or $.16 per share on revenues of $5.4 million for the comparable quarter last year. As discussed in more detail below, revenues were down from last year while margin percentages remained consistent with those reported for the quarter ended December 31, 1996.

Revenues of $4.8 million for the first quarter of fiscal 1998 represent a decrease of approximately 11% or $594,000 compared with last year. MPSI maintained its North American business level and increased its business in South America and Europe during the quarter as compared with last year's quarter. Software license agreements were signed with three significant new clients in those regions during the 1998 first quarter, although revenues were not recorded pending installation of the software. The combination of petroleum deregulation in Japan and turmoil in the economies of the Pacific Rim, where clients were undergoing reorganizations to cope with weaker currencies and uncertainties in the banking systems, resulted in a lower level of new business from those regions. The timing of long-term software license agreements or renewals and market study orders can significantly affect comparability of reported revenues for any fiscal quarter and therefore may not accurately project a trend for the remainder of the fiscal year.

MPSI did report an increase in new product revenue and profitability which reflects growth in both the number of clients and markets utilizing new trending products. These products, which were in the start-up phase last fiscal year, generated revenues of $211,000 and a gross profit of $158,000 for the quarter ended December 31, 1997 compared with $177,000 of revenue with an associated profit at the gross margin level of $92,000 during the quarter ended December 31, 1996. This increase in profitability is a result of the Company's continued emphasis on a fully integrated product offering and process improvements.

The Company's gross profit on information services during the quarter ended December 31, 1997 remained comparable with that of the December 1996 quarter. MPSI has consistently implemented new technology in its information services business in order to counterbalance rising labor costs. The Company implemented a new strategic initiative in mid 1997 wherein the average timeline for data service projects is anticipated to be reduced by as much as 50% during 1998 through additional process revisions. Clients will thereby receive fresher data, and the Company expects to reduce the average cost of database delivery. Software cost of sales, including software amortization, decreased $78,000 as compared to the same period last year. This change reflects the maturity of certain products developed in 1996 and 1995. Later this year, management anticipates introduction of a new but complementary software system, and amortization of capitalized costs may increase thereafter to levels more comparable with the December 31, 1996 quarter.

Operating expenses in total for the quarter ended December 31, 1997 increased nominally compared with the first quarter last fiscal year. General and administrative expenses were down approximately $180,000 (21%) reflecting lower legal and accounting expenses associated with SEC filings and reductions of accrued facility lease termination costs from amounts previously estimated and accrued relative to the Bristol, England office. Marketing costs increased approximately $159,000 (10%) principally the result of increased advertising and strategic alliance business development activities. Research and development costs increased approximately $57,000 (15%) as a result of lower cost capitalization as explained below under Financial Condition and Liquidity.

During the quarter ended December 31, 1997, the U.S. dollar strengthened against the Singapore Dollar and the Japanese Yen resulting in foreign exchange losses recognized on transactions invoiced to the Pacific Rim in those currencies. Currency transaction losses for the first quarter of fiscal 1998 were $46,000 compared with a gain of $38,000 for the comparable quarter last year. Currency swings can substantially affect quarterly results, and management anticipates a continuing negative effect for the remainder of fiscal year 1998, although not of the magnitude triggered this quarter by economic issues in the Pacific Rim.

Income taxes of $36,000 for the quarter ended December 31, 1997 resulted from foreign withholdings and taxes on income from foreign subsidiaries and compare to $106,000 (19% effective tax rate) reported December 31, 1996, which included $81,000 of such foreign taxes as well as $25,000 U.S. tax. Reduction of the effective U.S. tax rate for fiscal 1998 results from the use of tax credit carryforwards from prior years as set forth in MPSI's 1997 Annual Report.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of approximately $2.8 million decreased during the quarter ended December 31, 1997 compared with $3.0 million at September 30, 1997 (but increased from the $1.7 million at December 31, 1996). A reduction of cash flow from operations, as set forth in the Consolidated Statements of Cash Flow, is consistent with historical trends in the Company's first fiscal quarter, but was more pronounced due to a slow down in payments from certain clients in the Pacific Rim for the reasons previously discussed. The Company does not ultimately expect an increase in its collection risk, merely in collection timing. As to its effect on working capital, the decline in cash resources was offset by increased receivables. Trade receivables net of associated deferred revenues increased by approximately $1 million at December 31, 1997 compared with September 30, 1997 as a result of significant final billings associated with database deliveries to Pacific Rim clients. The Company continues to fund its activities primarily from operations but has utilized an additional $303,000 of its available credit line during the quarter, bringing the outstanding balance on the line to $450,000 at December 31, 1997. Backlog of $16.0 million at December 31, 1997 increased approximately 5% from September 30, 1997 and was comparable with the December 31, 1996 level.

As set forth in the consolidated statements of cash flow, MPSI expended approximately $81,000 for capitalized programming of new software products/versions during the quarter ended December 31, 1997 compared with $122,000 during the same quarter last fiscal year. The lower capitalized costs in the current quarter were the result of CAPS development being limited to the single remaining version requiring upgrade to PC compatability (Japanese version), whereas last year higher costs were associated with pricing software upgrades.

During the quarter ended December 31, 1997, the Company spent approximately $29,000 on personal computer equipment and software as compared with $141,000 in first fiscal quarter of 1997. Although no firm commitments had been made for additional computer equipment at December 31, 1997, the Company has negotiated a leasing commitment from a commercial leasing company for up to $400,000 of computer and related equipment and expects to substantially upgrade present equipment throughout the remainder of the year at an increased rate.

Changes in stockholder's equity since September 30, 1997, are the result of routine recognition of the results of operations for the quarter and variation in the foreign currency translation adjustment relating to the consolidation of foreign subsidiaries.

-----------------

Portions of this document may constitute forward looking statements as defined by federal law. Although the Company believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in the Company's annual report on Form 10-K which is filed with the Securities and Exchange Commission.

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

           (b) Reports on Form 8-K - No reports on such form were filed during the quarter ended December 31, 1997.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                         MPSI SYSTEMS INC.




Date     February 10, 1998               By       /s/ Ronald G. Harper
      --------------------------            --------------------------
                                              Ronald G. Harper, President
                                              (Chief Executive Officer) and
                                              Director





Date     February 10, 1998               By      /s/ James C. Auten
      --------------------------            -----------------------
                                              James C. Auten, Vice President
                                              (Chief Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                  Description
-------                 -----------

11.1                    Earnings per share computation

27.1                    Financial Data Schedule