Form 10-Q
period 1998-03-31
MPSI SYSTEMS INC
filed 1998-05-14
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the six months ended March 31, 1998              Commission file no. 0-11527




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



               4343 South 118th East Avenue, Tulsa Oklahoma 74146
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)



Registrant's telephone number, including area code      (918) 877-6774
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

Yes    X    No
   --------   -------


Number of shares of common stock outstanding at March 31, 1998 -       2,835,439
                                                                ----------------

                                      INDEX



                                                                                                         Page No.
                                                                                                         --------
Part I.  FINANCIAL INFORMATION:
      Financial Statements:
           Consolidated Balance Sheets - March 31, 1998 and September 30, 1997 .......................      3

           Consolidated Statements of Operations - Three Months and Six Months
                Ended March 31, 1998 and 1997 ........................................................      5

           Consolidated Statement of Stockholders' Equity - Six Months
                Ended March 31, 1998 .................................................................      6

           Consolidated Statements of Cash Flow -
                Six Months Ended March 31, 1998 and 1997 .............................................      7

           Notes To Consolidated Financial Statements ................................................      8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...........................................................      9



Part II.  OTHER INFORMATION (Including Index to Exhibits) ............................................     11



SIGNATURES      ......................................................................................     12


                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



-----------------------------------------------------------------------------------
                                                         MARCH 31,    SEPTEMBER 30,
ASSETS                                                     1998           1997
-----------------------------------------------------------------------------------
                                                        (UNAUDITED)
Current assets:

      Cash and cash equivalents                         $   408,000     $ 1,599,000
      Short-term investments, at cost                         3,000           3,000
      Receivables:
           Trade                                          5,731,000       4,210,000
           Current portion of long-term receivables       1,268,000       1,122,000

      Inventories                                           198,000         197,000

      Prepayments                                            94,000         161,000
-----------------------------------------------------------------------------------
                Total current assets                      7,702,000       7,292,000

Property and equipment, net                               1,001,000       1,165,000

Long-term receivables, net of current portion
      and unamortized discount                            2,418,000       2,642,000

Software products, net                                      169,000         393,000

Other assets                                                158,000         146,000
-----------------------------------------------------------------------------------

                Total assets                            $11,448,000     $11,638,000
===================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31,      SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                    1998            1997
------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)

Current liabilities:
      Accounts payable                                                              $  1,470,000      $    882,000
      Accrued liabilities                                                              1,090,000         1,390,000
      Note payable under bank line of credit                                             500,000           147,000
      Deferred revenue                                                                 2,425,000         1,837,000
------------------------------------------------------------------------------------------------------------------
                Total current liabilities                                              5,485,000         4,256,000

Noncurrent deferred revenue                                                            1,397,000         1,634,000
Other noncurrent liabilities                                                             109,000           479,000
------------------------------------------------------------------------------------------------------------------

                Total liabilities                                                      6,991,000         6,369,000
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                 --                --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                                             --                --

      Common Stock, $.05 par value, 20,000,000 shares authorized, 2,836,000 and
           2,833,000 shares issued and outstanding
           at March 31, 1998 and September 30, 1997, respectively                        142,000           142,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                                             --                --

      Additional paid-in capital                                                      13,058,000        13,030,000

      Deficit                                                                         (9,485,000)       (8,860,000)

      Foreign currency translation adjustment                                            742,000           957,000
------------------------------------------------------------------------------------------------------------------

                Total stockholders' equity                                             4,457,000         5,269,000
------------------------------------------------------------------------------------------------------------------

                Total liabilities and stockholders' equity                          $ 11,448,000      $ 11,638,000
==================================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                     ----------------------------      --------------------------
                                                       1998              1997             1998              1997
--------------------------------------------------------------------------------------------------------------------
Revenues:
    Software maintenance/information services     $  4,169,000      $  4,614,000      $  8,873,000      $  9,883,000
    Software licensing                                 242,000           446,000           300,000           533,000
--------------------------------------------------------------------------------------------------------------------

       Total revenues                                4,411,000         5,060,000         9,173,000        10,416,000
--------------------------------------------------------------------------------------------------------------------

Cost of Sales:
    Software maintenance/information services        2,052,000         2,017,000         3,803,000         3,884,000
    Software licensing                                  57,000           (51,000)          236,000           195,000
--------------------------------------------------------------------------------------------------------------------

            Total cost of sales                      2,109,000         1,966,000         4,039,000         4,079,000
--------------------------------------------------------------------------------------------------------------------

       Gross profit                                  2,302,000         3,094,000         5,134,000         6,337,000
Operating expenses:
    General and administrative                         916,000           890,000         1,590,000         1,744,000
    Marketing                                        1,796,000         1,687,000         3,521,000         3,253,000
    Research and development                           549,000           411,000           978,000           783,000
--------------------------------------------------------------------------------------------------------------------

       Total operating expenses                      3,261,000         2,988,000         6,089,000         5,780,000
--------------------------------------------------------------------------------------------------------------------

       Operating income (loss)                        (959,000)          106,000          (955,000)          557,000
Other income (expense):
    Interest income                                     68,000            35,000           139,000            69,000
    Interest expense                                   (34,000)          (98,000)          (46,000)         (108,000)
    Foreign exchange                                     8,000             4,000           (54,000)           42,000
    Other, net                                           5,000            55,000             5,000            86,000
--------------------------------------------------------------------------------------------------------------------

       Income (loss) before income taxes              (912,000)          102,000          (911,000)          646,000
Provision for income taxes                             322,000            59,000           286,000           (47,000)
--------------------------------------------------------------------------------------------------------------------

       Net income (loss)                          $   (590,000)     $    161,000      $   (625,000)     $    599,000
====================================================================================================================

       Income (loss) per share                    $       (.21)     $        .06      $       (.22)     $        .21
====================================================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                                                           FOREIGN
                                 COMMON STOCK           ADDITIONAL                         CURRENCY          TOTAL
                            ----------------------       PAID-IN                          TRANSLATION     STOCKHOLDERS'
                            SHARES          AMOUNT       CAPITAL           DEFICIT        ADJUSTMENT         EQUITY
----------------------------------------------------------------------------------------------------------------------
Balance,
    September 30,
      1997                 2,833,000     $   142,000     $13,030,000     $(8,860,000)     $   957,000      $ 5,269,000

    Net loss                      --              --              --        (625,000)              --         (625,000)

    Exercised stock
        options                3,000              --          28,000              --               --           28,000

    Foreign currency
        translation
        adjustment                --              --              --              --         (215,000)        (215,000)
----------------------------------------------------------------------------------------------------------------------

Balance,
    March 31, 1998         2,836,000     $   142,000     $13,058,000     $(9,485,000)     $   742,000      $ 4,457,000
======================================================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------
                                                                      SIX MONTHS ENDED MARCH 31,
                                                                        1998            1997
------------------------------------------------------------------------------------------------
Net income                                                          $  (625,000)     $   599,000

Adjustments to reconcile net income to cash used by operations:
      Depreciation                                                      212,000          218,000
      Amortization                                                      224,000          304,000
      Loss (gain) on sale or abandonment of equipment                        --            1,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                               (1,438,000)      (1,119,000)
           Inventories                                                   (1,000)        (215,000)
           Other assets                                                  55,000          (80,000)
      Increase (decrease) in liabilities:
           Trade payables and accruals                                  116,000         (304,000)
           Taxes payable                                               (420,000)          58,000
           Deferred revenue                                             353,000          304,000
------------------------------------------------------------------------------------------------

Net cash used by operating activities                                (1,524,000)        (234,000)
------------------------------------------------------------------------------------------------

Cash flow from investing activities:
      Net change in investments                                              --           49,000
      Proceeds from asset dispositions                                       --            6,000
      Purchase equipment                                                (48,000)         (59,000)
      Software development                                                   --         (159,000)
------------------------------------------------------------------------------------------------

Net cash used by investing activities                                   (48,000)        (163,000)
------------------------------------------------------------------------------------------------

Cash flow from financing activities:
      Net borrowing under bank line of credit                           353,000               --
      Proceeds from exercised stock options                              28,000               --
------------------------------------------------------------------------------------------------

Net cash provided by financing activities                               381,000               --
------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                (1,191,000)        (397,000)
Cash and cash equivalents at beginning of period                      1,599,000          951,000
------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                          $   408,000      $   554,000
================================================================================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================
1.    GENERAL NOTES:

      Certain notes to the September 30, 1997 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the six months ended March 31, 1998. Accordingly, reference should be made to the audited financial statements at September 30, 1997.

      In the opinion of the Company, the unaudited consolidated financial statements as of March 31, 1998 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


================================================================================
2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $34,000 and $98,000 during the three months ended March 31, 1998 and 1997, respectively. Income taxes of $20,000 and $53,000 were paid during the quarters ended March 31, 1998 and 1997, respectively.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         MPSI reported a net loss of $590,000 or $.21 per share on revenues of $4.4 million for its second fiscal quarter ended March 31, 1998 which compared with net income of $161,000 or $.06 per share on revenues of $5.1 million for the March 31, 1997 quarter. For the six months ended March 31, 1998 MPSI reported a net loss of $625,000 or $.22 per share on revenues of $9.2 million. This compared with net income of $599,000 or $.21 per share on revenues of $10.4 million for the six months last year on the strength of substantial new business in the Pacific Rim.

         These results reflect the effects of lower profitability in the retail petroleum industry in several geographic regions which MPSI serves, combined with incremental net start-up costs of approximately $282,000 and $400,000 for the quarter and six months versus last year related to certain new business ventures. Traditionally, the petroleum industry, lead by the United States, Japan and the Pacific Rim, generates over 90% of MPSI's revenues. Lower industry profitability has caused several petroleum clients to implement cost containment programs and delay their retail marketing spending during these unsettled times. While MPSI's revenues and profitability were up 11% and 18%, respectively, from the combined North American and European regions compared with last year, those increases were not sufficient to counteract the impact of deregulation in Japan and the turmoil in many Pacific Rim countries resulting from the recent crisis in the international banking system in the region. Revenues from Asia/Japan were down approximately 37% compared with last year ($760,000 for the quarter and $1.7 million for the six months).

         While the reported results and the levels of the petroleum industry profitability present significant short-term challenges to MPSI's management, the situation offers significant opportunities for MPSI to accelerate its consultancy build up. MPSI has traditionally provided consulting services to its clients, primarily in areas affecting retail site selection and operations. The confluence of current petroleum industry economics and recent trends involving more robust product and service offerings at the retail level provides MPSI the opportunity to fill a gap in client expertise caused by staff reductions. Having provided consultancy services on a worldwide basis and having developed an unparalleled database of retail marketing information, MPSI is uniquely qualified to provide integrated solutions based upon previous experiences to clients who must now squeeze every ounce of profitability from their networks while at the same time trimming costs and battling competition from new sources. For these reasons, management anticipates improvement in revenue and profitability over the remainder of the fiscal year.

         During the quarter and six months, MPSI experienced an increase in operating expenses of approximately $273,000 (9%) and $309,000 (5%), respectively, compared with the same periods last year. In line with the trend of revenues, MPSI implemented cost containment measures during March 1998 including limitations on new personnel and travel restrictions. For the long term, MPSI has recently completed phase one of its internal process evaluation, a project which was initiated in mid-1997 and was designed to identify opportunities to refine or change our database production processes. MPSI has identified opportunities for substantial reductions in future costs and database delivery timelines. Phase two has now begun with the formulation of a new product vision which will be the basis for implementation of the changes not only to data management, but also to software development over the next twelve months.

         General and administrative expenses are comparable with the second quarter last year but are down approximately $154,000 (9%) for the six months due primarily to lower estimated employee benefit costs. The quarterly administration expenses reflect nominal costs associated with office relocations in England. Additional relocation costs estimated in the range of $50,000 to $100,000 are anticipated during MPSI's third fiscal quarter relative to the relocation of corporate headquarters in the U.S. Increased marketing expenses of $109,000 (6%) and $268,000 (8%) for the quarter and six months, respectively, compared with last year, are principally attributable to additional sales personnel and the associated sales-oriented travel. Research and development expenses are up approximately $138,000 (33%) and $195,000 (25%) for the quarter and six months, respectively, compared with the similar periods last year. Although there has been no substantial change in personnel levels, more resources are presently allocated to software maintenance and research activities (expensed), whereas last year such resources were dedicated to development of regional software/upgrades and were therefore capitalized. As MPSI anticipates significant software product improvements over the next six to twelve months, management anticipates that more of the costs of this group will again be capitalized in future financial statements.

         Other income is up approximately $51,000 in the quarter but down approximately $45,000 for the six months compared with last year. MPSI has reported higher interest income relative to multi-year software license agreements renewed late last fiscal year. Additionally, MPSI has experienced lower vendor financing charges thus far in fiscal year 1998 with improved working capital financing through its principal bank line of credit which only came into existence during the third quarter last year. Although small currency gains were experienced during both the March 1998 and 1997 quarters, for the six months ended March 31, 1998, MPSI reported aggregate currency losses of approximately $54,000 compared with currency gains totalling approximately $42,000 last year. Management anticipates that, particularly with respect to clients in the Pacific Rim, MPSI can anticipate further currency losses of a similar magnitude throughout the remainder of fiscal year 1998 as clients pressure MPSI to bill partially in their local currencies. Income taxes are commensurate with the year-to-date losses and reflect utilization of such losses to offset previously recorded deferred income taxes.

FINANCIAL CONDITION AND LIQUIDITY

         Working capital of $2.2 million at March 31, 1998 declined approximately $626,000 during the quarter. Cash resources were $131,000 (13%) lower and trade payables/accruals increased approximately $438,000 due to slower cash receipts as client payment cycles lengthened, particularly in the Pacific Rim. Trade receivables (net of the unearned portions reported in the current portion of deferred revenue) increased about $46,000 reflecting modest positive trends in North American and European business, and backlog of approximately $18 million remains strong. Although the economic uncertainties in the Pacific Rim have not resulted in substantive receivables collection issues to date, management anticipates additional pressure on cash resources from (1) longer client payment cycles and (2) at least partial billing for future products and services in certain local currencies. This may have the effect of exposing MPSI to additional currency fluctuation risks in future periods.

         At March 31, 1998 MPSI had borrowed the full $500,000 available under its bank line of credit. Subsequent to March 31, 1998 cash receipts from the Pacific Rim allowed the outstanding balance to be reduced by 50%. Management is presently negotiating an increase in the line in order to combat longer client payment cycles and expects to have that revised line in place during the third quarter of fiscal 1998.

         MPSI's net investment in equipment declined approximately $81,000 during the quarter ended March 31, 1998 due principally to depreciation. During the quarter and six months ended March 31, 1998, the Company acquired $20,000 and $48,000, respectively, of new computer equipment, in addition to approximately $142,000 which was leased under a new $400,000 equipment lease line from a commercial leasing agent. Management anticipates that the available lease funding will be sufficient for computer equipment requirements through the end of calendar year 1998.

         Net capitalized software development costs declined $45,000 during the March 1998 quarter primarily as the result of amortization. Limited capitalizable software development is presently being undertaken although substantial research activities (expensed) are in process relative to a new generation of MPSI products anticipated for roll-out beginning in 1999.

         Other noncurrent liabilities declined $348,000 principally due to the offset of 1998 operating losses against previously recorded deferred tax liabilities.

PART II - OTHER INFORMATION




Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders -

                  (a) The annual stockholders meeting was held March 5, 1998. Proxies were solicited in accordance with Regulation 14 of the Securities Exchange Act of 1934.

                  (b) All members of the Board of Directors, as previously reported in the Company's Form 10-K at September 30, 1997, were re-elected, the 1998 Stock Plan was approved, and Ernst & Young LLP were ratified as the certified public accountants.

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




                                                 MPSI SYSTEMS INC.




Date         May 11, 1998                     By  /s/ Ronald G. Harper
      --------------------------                 ------------------------------
                                                 Ronald G. Harper, President
                                                 (Chief Executive Officer) and
                                                 Director





Date         May 11, 1998                     By  /s/ James C. Auten
      --------------------------                 ------------------------------
                                                 James C. Auten, Vice President
                                                 (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number                     Description                                                                                Page
-------                    -----------                                                                                ----
11.1                       Earnings Per Share Computation                                                             14

27.1                       Financial Data Schedule                                                                    15