Form 10-Q
period 1998-06-30
MPSI SYSTEMS INC
filed 1998-08-13
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the nine months ended June 30, 1998              Commission file no. 0-11527




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



               4343 South 118th East Avenue, Tulsa Oklahoma 74146
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)



Registrant's telephone number, including area code               (918) 877-6774
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ----        ----


Number of shares of common stock outstanding at June 30, 1998 -        2,842,454
                                                               -----------------

                                      INDEX




                                                                                                            Page No.

Part I.  FINANCIAL INFORMATION:
      Financial Statements:
           Consolidated Balance Sheets - June 30, 1998 and September 30, 1997 ........................             3

           Consolidated Statements of Operations - Three Months and Nine Months
                Ended June 30, 1998 and 1997 .........................................................             5

           Consolidated Statement of Stockholders' Equity - Nine Months
                Ended June 30, 1998 ..................................................................             6

           Consolidated Statements of Cash Flow -
                Nine Months Ended June 30, 1998 and 1997 .............................................             7

           Notes To Consolidated Financial Statements ................................................             8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...........................................................             9


Part II.  OTHER INFORMATION (Including Index to Exhibits) ............................................            11



SIGNATURES      ......................................................................................            12

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



ASSETS
                                                          JUNE 30,      SEPTEMBER 30,
                                                           1998            1997
                                                        -----------     -----------
                                                        (UNAUDITED)
Current assets:

      Cash and cash equivalents                         $   575,000     $ 1,599,000
      Short-term investments, at cost                         3,000           3,000
      Receivables:
           Trade                                          4,650,000       4,210,000
           Current portion of long-term receivables       1,865,000       1,122,000

      Inventories                                           209,000         197,000

      Prepayments                                           117,000         161,000
                                                        -----------     -----------
                Total current assets                      7,419,000       7,292,000

Property and equipment, net                                 906,000       1,165,000

Long-term receivables, net of current portion
      and unamortized discount                            2,129,000       2,642,000

Software products, net                                      211,000         393,000

Other assets                                                149,000         146,000
                                                        -----------     -----------

                Total assets                            $10,814,000     $11,638,000
                                                        ===========     ===========


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    ------------      ------------
                                                                                      JUNE 30,        SEPTEMBER 30,
                                                                                        1998              1997
                                                                                    ------------      ------------
                                                                                    (unaudited)
Current liabilities:

      Accounts payable                                                              $  1,174,000      $    882,000
      Accrued liabilities                                                              1,149,000         1,390,000
      Notes payable - Line of Credit                                                     500,000           147,000
      Deferred revenue                                                                 2,322,000         1,837,000
      Deferred net tax liability - current portion                                          --                --
                                                                                    ------------      ------------
                Total current liabilities                                              5,145,000         4,256,000

Noncurrent deferred revenue                                                            1,489,000         1,634,000
Noncurrent deferred income taxes                                                          84,000           442,000
Other noncurrent liabilities                                                              17,000            37,000
                                                                                    ------------      ------------

                Total liabilities                                                      6,735,000         6,369,000
                                                                                    ------------      ------------

Commitments and contingencies                                                               --                --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                                           --                --

      Common Stock, $.05 par value, 20,000,000 shares authorized, 2,842,000 and
           2,832,000 shares issued and outstanding at
           June 30, 1998 and September 30, 1997, respectively                            142,000           142,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                                           --                --

      Additional paid-in capital                                                      13,058,000        13,030,000

      Deficit                                                                         (9,793,000)       (8,860,000)

      Foreign currency translation adjustment                                            672,000           957,000
                                                                                    ------------      ------------
                Total stockholders' equity                                             4,079,000         5,269,000
                                                                                    ------------      ------------
                Total liabilities and stockholders' equity                          $ 10,814,000      $ 11,638,000
                                                                                    ============      ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                                          -----------------------------      -----------------------------
                                                             1998              1997             1998              1997
                                                          -----------      ------------      -----------     -------------
Revenues:
    Software maintenance/information services            $  4,984,000      $  5,384,000      $13,857,000       $15,267,000
    Software licensing                                        240,000         1,168,000          540,000         1,701,000
                                                          -----------      ------------      -----------     -------------

       Total revenues                                       5,224,000         6,552,000       14,397,000        16,968,000
                                                          -----------      ------------      -----------     -------------

Cost of Sales:
    Software maintenance/information services               2,331,000         2,479,000        6,134,000         6,363,000
    Software licensing                                         52,000           196,000          288,000           391,000
                                                          -----------      ------------      -----------     -------------

            Total cost of sales                             2,383,000         2,675,000        6,422,000         6,754,000
                                                          -----------      ------------      -----------     -------------

       Gross profit                                         2,841,000         3,877,000        7,975,000        10,214,000
Operating expenses:
    General and administrative                                848,000           790,000        2,438,000         2,534,000
    Marketing                                               1,731,000         1,800,000        5,252,000         5,053,000
    Research and development                                  470,000           450,000        1,448,000         1,233,000
                                                          -----------      ------------      -----------     -------------

       Total operating expenses                             3,049,000         3,040,000        9,138,000         8,820,000
                                                          -----------      ------------      -----------     -------------

       Operating income (loss)                               (208,000)          837,000       (1,163,000)        1,394,000
Other income (expense):
    Interest income                                            81,000            38,000          220,000           107,000
    Interest expense                                          (35,000)          (85,000)         (81,000)         (193,000)
    Foreign exchange                                          (96,000)          (45,000)        (150,000)           (3,000)
    Other, net                                                 (6,000)           26,000           (1,000)          112,000
                                                          -----------      ------------      -----------     -------------

       Income (loss) before income taxes                     (264,000)          771,000       (1,175,000)        1,417,000
Provision for income taxes                                     44,000           474,000         (242,000)          521,000
                                                          -----------      ------------      -----------     -------------

       Net income (loss)                                  $  (308,000)     $    297,000      $  (933,000)     $    896,000
                                                          ===========      ============      ===========     =============

       Income (loss) per share                            $      (.11)     $        .11      $      (.33)    $         .31
                                                          ===========      ============      ===========     =============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)


                                                                                            FOREIGN
                                 COMMON STOCK          ADDITIONAL                           CURRENCY             TOTAL
                           ---------------------        PAID-IN                            TRANSLATION        STOCKHOLDERS'
                            SHARES       AMOUNT         CAPITAL          DEFICIT           ADJUSTMENT            EQUITY
                           ---------    --------      -----------      -----------         ----------        -------------
Balance,
    September 30,
        1997               2,832,000    $142,000      $13,030,000      $(8,860,000)        $  957,000         $  5,269,000

    Net loss                       -           -                -         (933,000)                 -             (933,000)

    Exercised
        stock options         10,000           -           28,000                -                  -               28,000

    Foreign currency
        translation
        adjustment                 -           -                -                -           (285,000)            (285,000)
                           ---------    --------      -----------      -----------         ----------        -------------

Balance,
    June 30, 1998          2,842,000    $142,000      $13,058,000      $(9,793,000)        $  672,000        $   4,079,000
                           =========    ========      ===========      ===========         ==========        =============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED JUNE 30,
                                                                               ------------------------------
                                                                                  1998               1997
                                                                               -----------      -------------
Net income (loss)                                                              $  (933,000)     $   896,000

Adjustments to reconcile net income (loss) to cash provided by operations:
      Depreciation                                                                 307,000          317,000
      Amortization                                                                 269,000          438,000
      Loss on sale or abandonment of equipment                                       5,000             --
      Deferred income taxes                                                           --            449,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                            (665,000)      (4,564,000)
           Inventories                                                             (12,000)         (57,000)
           Other assets                                                             41,000         (112,000)
      Increase (decrease) in liabilities:
           Trade payables and accruals                                            (185,000)        (376,000)
           Taxes payable                                                          (425,000)         423,000
           Deferred revenue                                                        342,000        1,894,000
                                                                               -----------      -----------

Net cash used by operating activities                                           (1,256,000)        (692,000)
                                                                               -----------      -----------

Cash flows from investing activities:
      Decrease in short-term investment                                               --             46,000
      Proceeds from asset dispositions                                              23,000            5,000
      Purchase equipment                                                           (85,000)         (76,000)
      Software development                                                         (87,000)        (157,000)
                                                                               -----------      -----------

Net cash used by investing activities                                             (149,000)        (182,000)
                                                                               -----------      -----------

Proceeds from bank line of credit                                                  353,000          300,000
Exercised stock options                                                             28,000            7,000
                                                                               -----------      -----------

Net cash provided by financing activities                                          381,000          307,000
                                                                               -----------      -----------

Decrease in cash and cash equivalents                                           (1,024,000)        (567,000)
Cash and cash equivalents at beginning of period                                 1,599,000          951,000
                                                                               -----------      -----------

Cash and cash equivalents at end of period                                     $   575,000      $   384,000
                                                                               ===========      ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------
1.    GENERAL NOTES:

      Certain notes to the September 30, 1997 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the nine months ended June 30, 1998. Accordingly, reference should be made to the audited financial statements at September 30, 1997.

      In the opinion of the Company, the unaudited consolidated financial statements as of June 30, 1998 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations.


--------------------------------------------------------------------------------
2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $35,000 and $123,000 during the three months ended June 30, 1998 and 1997, respectively. Net income taxes of $49,000 and $27,000 were paid during the same respective periods.


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

--------------------------------------------------------------------------------
4.    DEBT

      Effective June 28, 1998, the Company obtained a $1,500,000 line of credit with NationsBank, N. A. The agreement is for a twelve-month period and bears interest on any outstanding balances at New York prime plus 1%. The line is secured by substantially all of MPSI's accounts and contracts receivable, together with general intangible assets. At June 30, 1998, $500,000 has been advanced under the line of credit. The agreement restricts the Company's external financing during the commitment period as described below:

          * The Company must not permit to exist any borrowings except (a) borrowings under this agreement, (b) borrowings in connection with the purchase or leasing of assets in the normal course of business, (c) obligations related to trade payables incurred in the ordinary course of business, or (d) obligations under existing leases.

          * The Company's "Stockholders' Equity" must be in excess of $3,500,000 during the commitment period.

      The Company is in compliance with these restrictions, and management is of the opinion that these restrictions will not adversely affect the Company's operations as they allow sufficient flexibility to meet anticipated operating requirements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

MPSI reported a net loss of $308,000 or $.11 per share on revenues of $5.2 million for its third fiscal quarter ended June 30, 1998 which compared with net income of $297,000 or $.11 per share on revenues of $6.6 million for the June 30, 1997 quarter. For the nine months ended June 30, 1998, MPSI reported a net loss of $933,000 or $.33 per share on revenues of $14.4 million. This compared with net income of $896,000 or $.31 per share on revenues of $17.0 million for the nine months last year on the strength of substantial new business in the Pacific Rim.

These results reflect the effects of lower profitability in the retail petroleum industry in several geographic regions which MPSI serves, combined with incremental net start-up costs of approximately $214,000 for the nine months versus last year related to certain new business ventures. Traditionally, the petroleum industry, lead by the United States, Japan and the Pacific Rim, generates over 90% of MPSI's revenues. Lower petroleum industry profitability has caused several petroleum clients to implement cost containment programs and delay their retail marketing spending during these unsettled times. While MPSI's revenues were up in the North American region by $374,000 (6%) over the nine months last year, margins declined approximately $434,000 (14%) as a result of pricing pressures and lower leveraging due to fewer number of participants on studies. Revenues in the European region were flat as compared to last fiscal year but margins were up significantly ($518,000 or 58%) due to increased business in South Africa, which included leveraged studies. Due to the realignment of the Bristol, England office during fiscal year 1998, operating expenses in the European region decreased $321,000 (15%) as compared to the nine months of last fiscal year. Management anticipates further cost containment actions and sales efforts aimed at returning this region to profitability. The impact of deregulation in Japan and the turmoil in many Pacific Rim countries resulting from the recent crisis in the international banking system in the region has adversely affected operations in this region. Revenues from Asia/Japan were down approximately 43% compared with last year ($1.5 million for the quarter and $3.2 million for the nine months).

While the reported results and the levels of the petroleum industry profitability present significant short-term challenges to MPSI's management, the situation offers significant opportunities for MPSI to accelerate its consultancy build up. MPSI has traditionally provided consulting services to its clients, primarily in areas affecting retail site selection and operations. The confluence of current petroleum industry economics and recent trends involving more robust product and service offerings at the retail level provides MPSI the opportunity to fill a gap in client expertise caused by staff reductions. Having provided consultancy services on a worldwide basis and having developed an unparalleled database of retail marketing information, MPSI is uniquely qualified to provide integrated solutions based upon previous experiences to clients who must now squeeze every ounce of profitability from their networks while at the same time trimming costs and battling competition from new sources. MPSI's ability to take advantage of these consultancy opportunities in the near term is dependent in part upon successful commercial strategic alliance discussions, which are ongoing.

During the nine months ended June 30, 1998, MPSI experienced an increase in operating expenses of approximately $316,000 (4%) compared with the same period last year. However, in line with the trend of revenues, MPSI implemented cost containment measures during March 1998 including limitations on new personnel and travel restrictions which resulted in expenses for the quarter being flat as compared with the same quarter last year. For the long term, MPSI has recently completed phase one of its internal process evaluation, a project which was initiated in mid-1997 and was designed to identify opportunities to refine or change both software development/maintenance and database production processes. MPSI has identified opportunities for substantial reductions in future costs and database delivery timelines. Phase two has now begun with the formulation of a new product vision, which will be the basis for implementation of changes not only to data management, but also to software development. Management has analyzed present processes and developed interim cost reduction measures designed to account for lower but profitable business in spite of the Asian downturn. MPSI expects to roll out its first version of the new technology in mid 1999.

General and administrative expenses are up $58,000 (7%), as compared with the third quarter last year, due to the relocation of our corporate headquarters, but are down approximately $96,000 (4%) for the nine months due primarily to lower employee incentive costs. Decreased marketing expenses of $69,000 (4%) for the quarter compared with the same period last year are the result of cost cutting measures implemented during March 1998. The increase in marketing expense of $199,000 (4%) for the nine months compared with last year is principally attributable to additional sales personnel and the associated sales-oriented travel. Research and development expenses are up approximately $20,000 (4%) and $215,000 (17%) for the quarter and nine months, respectively, compared with the similar periods last year. Although there has been no substantial change in personnel levels, more resources are presently allocated to software maintenance and research activities (expensed), whereas last year such resources were dedicated to development of regional software/upgrades and were therefore capitalized. As MPSI anticipates significant software product improvements during fiscal year 1999, management anticipates that more of the costs of this group will again be capitalized in future financial statements.

Other income is up approximately $10,000 in the quarter but down approximately $35,000 for the nine months compared with last year. MPSI has reported higher interest income relative to multi-year software license agreements renewed late last fiscal year. Additionally, MPSI has experienced lower vendor financing charges thus far in fiscal year 1998 with improved working capital financing through its principal bank line of credit which only came into existence during the third quarter last year. Currency losses were experienced during both the June 1998 and 1997 quarters of $96,000 and $45,000, respectively. For the nine months ended June 30, 1998, MPSI reported aggregate currency losses of approximately $150,000 compared with currency losses of approximately $3,000 for the similar period last year. These losses are primarily due to the downturn in the Asian markets, which adversely affect the conversion of MPSI contracts billed in foreign currency. Management anticipates that, particularly with respect to clients in the Pacific Rim, MPSI can anticipate further currency losses throughout the remainder of fiscal year 1998 as clients pressure MPSI to bill partially in their local currencies.

Income taxes are composed of foreign withholding taxes on certain international sales ($86,000) and foreign taxes on foreign operations ($22,000) offset by utilization of domestic losses to reduce previously recorded deferred income taxes of $350,000.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of $2.4 million at June 30, 1998 increased approximately $217,000 during the quarter. Cash resources were $167,000 (14%) higher and trade payables/accruals decreased approximately $310,000 due to increased cash receipts from clients. Trade receivables (net of the unearned portions reported in the current portion of deferred revenue) decreased about $773,000 reflecting an increased effort in collections. Backlog of approximately $15 million remains strong. Although the economic uncertainties in the Pacific Rim have not resulted in substantive receivables collection issues to date, management anticipates additional pressure on cash resources from (1) longer client payment cycles and
(2) at least partial billing for future products and services in certain local currencies. This may have the effect of exposing MPSI to additional currency fluctuation risks in future periods.

Effective June 29, 1998, MPSI negotiated an increase in its bank line of credit to $1,500,000. The twelve-month credit line is secured by substantially all of MPSI's accounts and contracts receivable, together with general intangible assets and bears interest as New York prime plus 1%. See note 4 to the Consolidated Financial Statements for information about additional terms and financial covenants.

MPSI's net investment in equipment declined approximately $96,000 during the quarter ended June 30, 1998 due principally to depreciation. During the quarter and nine months ended June 30, 1998, the Company purchased $37,000 and $85,000, respectively, of new computer equipment, in addition to leasing approximately $8,000 and $150,000 respectively, under a $400,000 equipment lease line from a commercial leasing agent. Management anticipates that the available lease funding will be sufficient for computer equipment requirements through the end of calendar year 1998.

The net increase in capitalized software development costs of $42,000 during the June 1998 quarter resulted from capitalization of $87,000 on the new CAPS model for Japan offset by amortization of $45,000 on existing products. Substantial research activities (expensed) are in process relative to a new generation of MPSI products anticipated for rollout during mid-1999.

Other non-current liabilities declined $218,000 during the nine months ended June 30, 1998 due to the utilization of current year operating losses against previously recorded deferred tax liabilities offset by an increase to deferred rent liability of approximately $160,000 related to the lease of our new corporate headquarters.

Changes in stockholder's equity since September 30, 1998 are the result of losses for the year, the exercise of certain stock options as set forth in the Consolidated Statement of Stockholder's Equity, and variation in the foreign currency translation adjustment relating to the consolidation of foreign subsidiaries, particularly in the Pacific Rim.

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




                                                   MPSI SYSTEMS INC.


Date   August 10, 1998                       By  /s/ Ronald G. Harper
      -----------------                          ----------------------------
                                                 Ronald G. Harper, President
                                                 (Chief Executive Officer) and
                                                 Director





Date   August 10, 1998                       By  /s/ James C. Auten
      -----------------                          ----------------------------
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