Form 10-K405
period 1998-09-30
MPSI SYSTEMS INC
filed 1998-12-21
CIK 714540

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------


                                    FORM 10-K
  (Mark One)

    [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

              4343 SOUTH 118TH EAST AVENUE, TULSA, OKLAHOMA 74146
             (Address of principal executive offices and zip code)

        Registrant's telephone number, including area code (918) 877-6774

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF  ACT: NONE

              SECURITIES REGISTERED PURSUANT TO  12(g) OF THE ACT:

                          COMMON STOCK, $.05 PAR VALUE
                          ----------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]    No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [ X ]

      The aggregate market value of common stock held by non-affiliates of the registrant on December 7, 1998 was approximately $1,192,000.

      The number of shares outstanding of the registrant's common stock was 2,849,454 shares of $0.05 Par Value Common Stock as of December 7, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders presently anticipated to be held in February 1999 are incorporated by reference into Part III.
==============================================================================

                                MPSI SYSTEMS INC.
                                    FORM 10-K

                                    CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I
------
         ITEM 1.     Business....................................................................            3

         ITEM 2.     Properties..................................................................           10

         ITEM 3.     Legal proceedings...........................................................           11

         ITEM 4.     Submission of matters to a vote of security holders.........................           11


PART II
-------
         ITEM 5.     Market for the registrant's common equity and related
                     stockholder matters.........................................................           11

         ITEM 6.     Selected financial data.....................................................           12

         ITEM 7.     Management's discussion and analysis of financial
                     condition and results of operation..........................................           12

         ITEM 8.     Financial statements and supplementary data.................................           19

         ITEM 9.     Changes in and disagreements with accountants on accounting and
                     financial disclosure........................................................           34


PART III
--------
         ITEM 10.    Directors and executive officers of the registrant..........................           34

         ITEM 11.    Executive compensation......................................................           34

         ITEM 12.    Security ownership of certain beneficial owners and management..............           34

         ITEM 13.    Certain relationships and related transactions..............................           34


PART IV
-------
         ITEM 14.    Exhibits, financial statement schedules, and
                     reports on Form 8-K.........................................................           35


Signatures           ............................................................................           41

Index to Exhibits    ............................................................................           42

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

    With the 1983 capital infusion from its initial public offering, the operating plan of the Company expanded. In order to diversify and maintain growth, management initiated programs intended to expand the Company's geographic presence and its client mix. Accordingly, during the period from 1983 to 1987, MPSI expanded its European operations and opened new offices in Singapore, Japan and Brazil. This expansion led to decentralization of management and the market study production operations. In the late 1980's, MPSI also attempted to diversify its product set and target industries through acquisitions. Such acquisitions utilized all remaining funds from the initial public offering and were supplemented by corporate debt. Ultimately, the burden of multi-faceted product diversification was too great; and, when compounded by the negative effect of the Persian Gulf War on the core petroleum business, the Company was forced to substantially scale back and reorganize in the early 1990's. The reorganization resulted in (1) sale of the two acquired companies,
(2) downsizing of foreign database production facilities in Singapore and Bristol, England, (3) substantial personnel reductions (approximately 50%), and
(4) an equity infusion, the proceeds of which liquidated the remaining acquisition debt.

    Among other benefits, the recapitalization allowed the Company to redirect funding from debt service to product development. Beginning in 1994 and in response to client input, MPSI committed substantial funding and development efforts toward release of a new generation of MPSI decision support products. Early versions of these products were completed for commercial release in fiscal year 1995 (see discussion of CAPS(TM), OPS(R) and PVO(R) software under "Product Development"). Although MPSI successfully launched initial versions of new products in 1994 and 1995, such products principally were directed at the North American market. New versions of CAPS for European and South American clients were scheduled for release in the first quarter of fiscal year 1996 but were ultimately delayed approximately eight months until June 1996. The delay in release was partially attributable to MPSI's desire to accommodate client requests for additional functionality and multi-product modeling capabilities. However, a portion of the delay was attributable to

MPSI's software development methodology and organizational structure. The delayed release of the two new CAPS versions significantly hampered MPSI's sales activities in the European and South American regions in 1996. In order to address the organizational implications indicated above, MPSI undertook a revision of its software development group and initiated an evaluation of its database production methodology. These evaluations ultimately highlighted not only short-term opportunities to streamline processes and reduce costs, but also indicated competitive threats to MPSI's long-term growth.

    In 1997, MPSI undertook a complete strategic re-evaluation of its product direction, competitive position, pricing structure, and cost structure. This strategic planning, headed by an expert external consultant, encompassed most of fiscal 1997 and identified several key issues and corrective initiatives which management began to implement in fiscal 1998. Among other things, the Company undertook to (1) completely re-engineer its core "retail planning" software suite in order to reduce development/maintenance costs and in order to open new market segments for its software applications, (2) launch a substantially expanded effort to leverage its considerable data warehouse of business location and operational information through new sales channels, and (3) expand its consulting practice to encompass broader services to its petroleum target market. These initiatives were designed to make MPSI the "one-stop" shop for clients whose retail planning needs span the gamut from raw data through sophisticated applications software, to the ultimate "Solution" (rather than the tools and data to develop a solution in house). Although implementation was hampered in 1998 by a significant economic downturn in the Pacific Rim, management expects to complete this strategic shift by the end of fiscal 2000.

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

    The Company's operating cycle and cash flow are driven principally by the timing of client orders for market studies. Such studies are high dollar projects and, consequently, the timing of market study production and the resulting revenues are subject to a degree of fluctuation. Quarterly/annual revenues can also be impacted by the timing of software license agreements. Accordingly, management believes that quarterly results may not be indicative of results for full fiscal years and that the comparability of annual revenues and profitability should also be evaluated giving effect to the potential impact of contract timing.

    Economic conditions throughout the world have varying degrees of impact on the Company's products. Volatile oil prices, unsettled economic conditions in the Pacific Rim and consolidations of major multi-national oil companies affected the Company's volume of new business in fiscal 1998. The Company is unable to predict the extent to which these conditions will continue to affect its business during 1999.

    More than 96% of consolidated revenues were derived from the petroleum industry during the fiscal years ended September 30, 1998, 1997, and 1996, respectively. In each of the fiscal years 1998, 1997, and 1996, MPSI derived revenues representing 10% or more of consolidated revenues from certain clients, together with their affiliates, as set forth below (in millions of dollars):

                            1998             1997              1996
                      ---------------- ----------------  ----------------
                        AMOUNT      %    AMOUNT       %    AMOUNT       %
Exxon/Esso/Imperial      $ 3.5     19     $ 5.6      24     $ 6.3       29
Texaco/Caltex......      $  .4      2     $ 2.6      11     $ 2.7       12
Amoco..............      $ 2.1     11     $ 2.0       8     $ 2.1       10

    The Company would be adversely affected if several petroleum industry clients curtailed their long-term usage of MPSI products. The following table shows the percentage of total revenue from operations that the Company derived from various sources during each of the last three fiscal years.

               REVENUE DERIVED FROM KEY PRODUCTS AND SERVICES (%)

                                         1998   1997  1996
                                         ----   ----  ----
Database construction (market studies)     62    63    71
Software licenses....................       3     8     2
Software maintenance agreements......       4     4     6
Consulting, educational, and other         31    25    21
services.............................

    Described below are the computer applications software, information databases and other services currently provided by the Company.

Retail Planning

    Until 1995, the Company's primary retail planning applications software was the mainframe, computer-based Retail Planning System(R) ("RPS"). See "Product Development" for discussion of major enhancements of RPS commercially released beginning in fiscal year 1995. The enhanced systems support client needs in three areas:

        Short-term pricing issues are addressed using PVO(R) and Price Zones(TM) which assist the client with dAILy pricing decisions at retail outlets so as to optimize profit while maintaining target sales volumes. The system also aids with the establishment of supply/demand-balanced trade zones to reduce rapid geographic deterioration in pricing.

        Medium-term operational issues are addressed using OPS(R) which aids in systematic forecasting of retaiL sales volume changes resulting from operational changes (such as hours of operation and merchandising practices), counseling dealers as to pricing, evaluating merchandising and operational practices and providing territory-wide planning for anticipated retail sales volumes, pricing and operations.

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

    Software licensing agreements for the RPS, CAPS and OPS software (including ancillary products) generally have multi-year (primarily five-year agreements) noncancellable terms. These agreements offer the client an installment payment option requiring a payment upon execution and annual payments on the succeeding anniversary dates of the agreement. The software can be used by the client for a particular industry (such as petroleum) and a particular geographic market (such as Japan). Also, the agreement contains broad restrictions on the use and disclosure of the software by the client. See "Trademarks, Copyrights, and Licenses" below. Modifying the software typically involves changes in the weighting of various supply and demand factors or the addition of a new factor as the result of changes in the marketplace.

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

    MPSI introduced two new "data" products during fiscal year 1995 which were designed to leverage market information already in MPSI's inventory or allow clients to contract for customized data collection by MPSI. The Market Monitor product allows MPSI clients to obtain supply trend information in a given geographic market or to establish specialized market boundaries or specialized data requirements for an additional fee. MPSI's PriceTracker(TM) product allows clients to obtain high quality, timely retail pricing information on a recurriNG basis in order to track pricing trends in the marketplace. Such products were introduced partially in response to competitors who attempt to infiltrate MPSI's client base by initially providing low-cost market data. These products are currently utilized by clients principally in the United States and, while not intended to be a material portion of MPSI's business, have been well received by clients needing lower cost data.

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

COMPETITION

    Since its inception in 1970 the Company has provided comprehensive applications software and database systems, primarily to the retail petroleum industry, and currently has more than 139 multinational clients in 76 countries. There has recently been a worldwide trend toward competitive product development of this type due to the availability of computer resources and acceptance of retail modeling theory. The Company believes its competition lies in two areas: first, in the market research staffs of petroleum companies or potential customers who develop and manage their own software and data; and second, in consulting and research companies which compete for portions of the Company's business.

    The Company has found that the market research staffs of some large petroleum companies continue to concentrate on in-house data gathering and site selection methods, while other companies with more limited resources must consider low cost alternatives for obtaining market information. It has been MPSI's experience that clients often encounter substantial cost barriers relative to internally developed systems. Without the economies of scale, data gathering expertise and modeling sophistication that MPSI has obtained during its 28-year existence, clients often find that systems developed in house are expensive to develop, expensive to maintain given changing market conditions, require market information with an inherent degree of accuracy which is difficult to obtain, and that the results of such systems do not justify the associated costs and effort. Additionally, as clients or potential clients struggle to manage operating costs and consider outsourcing certain activities where economically feasible, the capabilities of companies like MPSI offer an attractive alternative to internal systems. Because of the trend in large companies to outsource certain functions and because of the growth in business consulting generally, independent consulting and research companies have challenged certain products the Company offers such as demographic data collection, geographic databases, retail outlet surveys, retail consulting, pricing applications, and single site studies. Occasionally, such consultants are engaged to develop a proprietary internal model for their clients. Often competitive services of this type are offered by independent consultants as part of a larger consulting project wherein pricing for the retail planning segment can be very competitive with MPSI's pricing. Certain of such companies are offering computerized tools and services which, the Company believes are not as sophisticated as MPSI products, but may be attractive to customers willing to sacrifice accuracy for a lower cost solution to their business needs.

    The Company believes it competes with these various market alternatives by providing high-quality, sophisticated software and reliable, accurate databases at a reasonable cost. MPSI further believes its historical expertise and success in the areas of volume projections and retail network planning provide a substantial barrier to entry for competitors in the petroleum industry. Further, MPSI's maintenance programs and its commitment to more than one client in a given market results in regular updates of existing software and market information in line with changes in a given market. The Company attributes its ability to provide these quality products and services to the expertise and experience of its personnel.

    By focusing on PC-oriented products and services, the Company believes it is better equipped to challenge "lower cost competitors". New data collection techniques, to be implemented in 1999, will allow more timely and regular updating of market data using handheld data collection technology and PC-based data transmission and delivery technology. These processes are expected to reduce MPSI's data collection costs relative to market studies and thereby allow the Company to leverage data already collected or to collect custom data for clients who may not require full market study information. The Company believes it can thereby be competitive with potential competitors who have targeted customers with limited retail market resources.

    In addition to addressing low-cost competitors, MPSI regularly evaluates potential strategic alliances with independent companies who will allow MPSI to offer a wider variety of integrated products and/or provide a wider product distribution system. The target firms will be those who service industries in which MPSI has historical expertise (e.g., petroleum, government/postal, and banking). Such alliances can also provide MPSI the opportunity to sub-contract portions of larger consulting projects thereby establishing MPSI's credibility with the client and allowing interface with customer personnel who are potentially valuable sales contacts for future business. By positioning itself as an integrated service provider and trusted advisor that can meet a client's needs for a variety of retail decision support information and services, MPSI can combat both the small competitor's pricing pressure (because the client can identify the added value of MPSI's multi-purpose data and software as compared to the individual product or service pricing by a competitor) and the larger consulting firm's encroachment on retail business segments (by offering particular industry expertise and a proven track record in our retail planning niche which the larger firms cannot equal).

BACKLOG

    The Company's September 30, 1998 and 1997 backlog consisted principally of orders for market information databases (1998 -- $11,638,000, 1997 -- $12,928,000) and multi-year commitments by customers for software maintenance and support services (1998 -- $1,991,000, 1997 -- $2,327,000). The Company
expects that the market information databases in backlog at September 30, 1998 will be recognized in fiscal year revenues as follows: 1999 -- $4,878,000, 2000 -- $3,528,000, 2001 -- $1,519,000, 2002 -- $1,373,000, 2003 -- $280,000, and
beyond -- $60,000. Maintenance and support services in backlog are the result of noncancelable client contractual obligations to purchase support services generally over periods of three to five years. Such revenues will be recognized, and backlog accordingly reduced, on a ratable basis over the life of each underlying agreement. Of the aggregate maintenance and support backlog at September 30, 1998, future fiscal year revenues are expected to be recognized as follows: 1999 -- $645,000, 2000 -- $542,000, 2001 -- $460,000, 2002 -- $289,000,
2003 -- $53,000, and beyond -- $2,000.

EMPLOYEES

    As of September 30, 1998, the Company employed 196 people, including 60 in marketing (which includes sales and client services); 34 in research and development (which includes software development and system support); 75 in database analysis, consulting, and production; and 27 in management, administration, and finance. Of these, 165 are employed in the United States and 31 are employed in foreign countries.

PRODUCT DEVELOPMENT

    Since 1970, the foundation of the Company's business has been its developed software which helps retailers select sites, improve operations and make product pricing decisions. Over the last five years, the major development efforts of the Company have been directed toward (1) enhancement of these core retail planning products in order to extend petroleum utilization around the world, (2) portation of the software from mainframe to workstation/PC platforms, and (3) incorporation of internally developed or third party software in order to enhance the user interface, speed and efficiency of this software.

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

    Beginning in fiscal year 1993, MPSI undertook a major internally funded enhancement of its retail planning software. The new systems were designed to meet the three primary operational requirements of clients through PC-based products including the Capital Performance System ("CAPS") for site selection and capital planning, the Operational Performance System ("OPS") for use in the field by retail managers in order to optimize outlet and territory performance and the Price Volume Optimizer ("PVO") for retail fuel pricing decisions. The CAPS software for North America was released in January 1995, and from that time to the present, MPSI has developed and released CAPS, OPS, and PVO capable of serving all MPSI operating regions except portions of the Pacific Rim. CAPS for Japan is scheduled for release in fiscal year 1999. Upon completion of the Japanese CAPS product, MPSI will embark upon development of its next generation of retail planning applications software. Implicit in that design effort will be
(1) less expensive and less complex client deliverables, (2) modular architecture which will yield maximum flexibility for interface with existing client technology and maximum flexibility for MPSI to apply its technology to industries other than retail petroleum, (3) a substantially reduced data requirement thereby significantly reducing data gathering costs, and (4) higher degree of predictive accuracy in geographic areas of sparse housing density (high transient areas). Management anticipates the roll out of the North American software in the summer of 1999 and a complete roll out to all MPSI service regions within 18 months thereafter. Aggregate development costs of approximately $1 million will be internally funded over the rollout period. Additional development costs which may be associated with utilization of this new technology to service industries other than retail petroleum may require external funding.

    Development of the initial PVO product was the result of a contract that was signed with a North American client during 1993 for the nonexclusive development of a volume prediction model for a petroleum related product and service facility. The commercial version of PVO was completed in August of 1995 and has been tested by clients in the Pacific Rim and the United States. This product resulted in opportunities for MPSI to leverage its retail data warehouse and allowed expanded client databases in 1998. Management expects this suite of products will also lead to further business with other clients through the adaptation of the model to other petroleum client ancillary product/service needs in 1999. Although acceptance of this new price-prediction technology was slow initially, the pricing business unit was profitable in 1998, and the Company intends to add both sales and client support resources for this product set in fiscal year 1999. Utilizing information from Company produced CAPS/RPS databases or from other MPSI studies, PVO is designed to give retailers an easy to use decision tool for optimizing petroleum outlet profits through price or volume level determinations.

    During the years ended September 30, 1998, 1997, and 1996, the Company spent $2,282,000, $2,132,000, and $2,610,000, respectively, on research and development or enhancement of new products and the maintenance of existing products. The amounts spent on research and development were primarily Company sponsored, meaning there was no material amount of direct recoupment of expenses from clients.

TRADEMARKS, COPYRIGHTS, AND LICENSES

    The Company holds a number of trademarks, some of which are registered at the U.S. Patent and Trademark Office. To date, registrations have been sought only in the United States and Mexico. Set forth below are the Company's trademarks and final filing dates required to renew trademark status.

                                                                   STATUS OF
    PRODUCT                                                           MARK               EXPIRATION                     COUNTRY
------------------                                                 ----------            ----------                     -------

MPSI's Site Evaluation System.....................                 Registered          November 25, 2001                  U.S.
MPSI and Design ..................................                 Registered           February 5, 2002              U.S. / Mexico
MPSI .............................................                 Registered           January 29, 2002              U.S. / Mexico
MPSI's OPS .......................................                 Registered           November 9, 2004                 U.S.
Retail Planning System............................                 Registered           November 8, 2005                 U.S.
PVO ..............................................                 Registered              April 2, 2006                 U.S.
Location Volume ..................................                 Registered           October 23, 2006                 U.S.
Facility/Location Volume..........................                 Registered               May 11, 2007                 U.S.
MPSI's CAPS ......................................                 Registered          February 12, 2007              U.S. / Mexico
Price Volume Optimizer............................                 Registered               May 11, 2007                 U.S.
MPSI Systems .....................................                 Registered                        N/A                Mexico
Capital Planning Systems..........................                 Registered                        N/A                Mexico
MPSI's Market Monitor.............................                  Trademark          Common Law Rights                 U.S.
PriceTracker .....................................                  Trademark          Common Law Rights                 U.S.
The Intelligent Approach to Retail Marketing......                  Trademark          Common Law Rights                 U.S.


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

ITEM 2.   PROPERTIES

    The Company's principal facility and corporate headquarters in Tulsa, Oklahoma (56,000 square feet) is the primary location for software development and market study production. The Bristol, England facility encompasses 5,000 square feet, and the Rio de Janeiro, Brazil office encompasses 1,500 square feet. Both foreign offices do single site and special project work in addition to their primary marketing role. Regional sales offices in Singapore; Johannesburg, South Africa (established in 1996); Melbourne, Australia; Tokyo, Japan; Bangkok, Thailand (established in 1998); and Seoul, South Korea (established in 1997) remained the Company's principal client liaison facilities in those areas at September 30, 1998. Management believes that the various facilities are properly sized to meet anticipated business levels.

ITEM 3.    LEGAL PROCEEDINGS

         There are no material pending legal proceedings at September 30, 1998 which meet the criteria for disclosure under this item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1998.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS


    The Company's Common Stock is listed on The NASDAQ SmallCap Market tier of The Nasdaq Market (hereafter NASDAQ). The trading symbol is "MPSI." Information in the table below reflects the high and low sales prices reported by NASDAQ.

                                                             LOW            HIGH
                                                             ---            ----
Fiscal 1997
  First Quarter Ended December 31, 1996 ..........          29/64          3 1/2
  Second Quarter Ended March 31 ..................          1 3/4          3 3/4
  Third Quarter Ended June 30 ....................          2              3 1/2
  Fourth Quarter Ended September 30  .............          2 3/8          9 1/2

Fiscal 1998
  First Quarter Ended December 31, 1997 ..........           33/4          7
  Second Quarter Ended March 31 ..................          3              4 5/8
  Third Quarter Ended June 30 ....................          1 3/4          3 1/2
  Fourth Quarter Ended September 30  .............          1              3 3/4


    The 2,849,000 shares of Common Stock outstanding at December 7, 1998, were held by 901 stockholders of record. At that date, an additional 160,000 shares were subject to options to purchase Common Stock (See Note 8 to the Consolidated Financial Statements). The per share bid and offer price on December 7, 1998, was $1.00. Common Stock that could be sold pursuant to Rule 144 under the 1933 Act totals 1,657,000 shares as of December 7, 1998.

    The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since its inception.

ITEM 6.    SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA*
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------------------------------------
                                                          1998          1997        1996           1995        1994
                                                       --------      --------     --------      --------     --------

OPERATING DATA:
Revenues .........................................     $ 19,101      $ 23,438     $ 21,745      $ 23,437     $ 19,872
Income (loss) from continuing operations .........       (1,499)        1,103         (623)        2,029        1,956
Income (loss) from discontinued operations .......         --            --           --            --           (482)
Net income (loss) ................................       (1,499)        1,103         (623)        2,029        1,474
Per share:
  Basic income (loss) per common share:
     Continuing operations .......................     $   (.53)     $    .39     $   (.23)     $    .73     $    .72
     Discontinued operations .....................         --            --           --            --           (.18)
     Net income (loss) ...........................         (.53)          .39         (.23)          .73          .54
  Weighted average common shares outstanding .....        2,844         2,797        2,756         2,784        2,712
  Diluted income (loss) per common and
     common equivalent share:
     Continuing operations .......................     $   (.53)     $    .39     $   (.23)     $    .72     $    .71
     Discontinued operations .....................         --            --           --            --           (.18)
     Net income (loss) ...........................         (.53)          .39         (.23)          .72          .53
  Weighted average shares of common stock and
     dilutive common stock equivalents ...........        2,844         2,820        2,756         2,802        2,766
     outstanding

BALANCE SHEET DATA:
Total assets .....................................     $  9,490      $ 11,638     $ 10,319      $ 12,924     $  9,734
Noncurrent deferred revenue ......................        1,346         1,634        1,342         1,961        1,068
Noncurrent deferred income taxes .................           86           442           98          --           --
Other noncurrent liabilities .....................          172            37           79           220          349
--------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following table sets forth (in thousands), for the periods indicated, certain items in the consolidated statements of operations and the change of such items as compared with the indicated prior period.


                                                                                             CHANGE
                                                                                       -------------------
                                                YEAR ENDED SEPTEMBER 30                  1998        1997
                                       ---------------------------------------            VS.         VS.
                                           1998          1997         1996               1997        1996
                                       ------------  ------------  -----------         ---------   --------

Revenues............................     $ 19,101      $ 23,438     $ 21,745           $ (4,337)   $  1,693
Cost of sales.......................        8,796         9,603       11,014               (807)     (1,411)
                                         --------      --------     --------           --------    --------
  Gross profit......................       10,305        13,835       10,731             (3,530)      3,104
                                         --------      --------     --------           --------    --------
Operating expenses:
  General and administrative........        3,312         3,763        3,005               (451)        758
  Marketing and client services.....        6,773         6,834        6,928                (61)        (94)
  Research and development..........        1,888         1,598        1,382                290         216
                                         --------      --------     --------           --------    --------
          Total operating expenses..       11,973        12,195       11,315               (222)        880
                                         --------      --------     --------           --------    --------
Operating income (loss).............       (1,668)        1,640         (584)            (3,308)      2,224
Other income (expense), net.........          (30)           92          332               (122)       (240)
                                         --------      --------     --------           --------    --------
Income (loss)  before income taxes..       (1,698)        1,732         (252)            (3,430)      1,984
Income taxes........................         (199)          629          371               (828)        258
                                         --------      --------     --------           --------    --------
Net income (loss)...................     $ (1,499)     $  1,103     $   (623)          $ (2,602)   $  1,726
                                         ========      ========     ========           ========    ========


RESULTS OF OPERATIONS

    MPSI reported a net loss of $1.5 million for fiscal year 1998 as compared to net income of $1.1 million in fiscal year 1997 and a net loss of $.6 million in 1996. As discussed below, the decline in profitability in 1998 from 1997 was principally attributable to (1) a 19% decrease in revenues (primarily in the Pacific Rim), (2) a 6% decrease in gross profit margins on data services, and
(3) the impact of new business units. The increase in net income in 1997 as compared to 1996 was principally attributable to an 8% growth in revenues resulting primarily from the renewal of a multi-year worldwide software license by MPSI's largest client and to increased margins resulting from leveraged sales of market studies in the Pacific Rim.

    The Company does not believe that inflation has significantly impacted the results of operations during the three years ended September 30, 1998. Lower prices in certain regions resulting from increased competition, have adversely effected revenues during the last three fiscal years.

    Set forth below (in thousands of dollars) is an analysis of MPSI's revenue fluctuations over the last three fiscal years.


                             1998 VS. 1997             1997 VS. 1996
                         ---------------------     --------------------
                          AMOUNT           %        AMOUNT           %
                         --------         ----     --------        ----

Pacific Rim ........     $(4,281)         (42)     $ 1,942           22
North America ......         349            4          (78)          (1)
Europe/Africa ......          96            5          295           19
Latin America ......        (501)         (29)        (466)         (22)
                         -------                   -------
Totals .............     $(4,337)          19      $ 1,693            8
                         =======                   =======


    In addition to the specific regional information below, it should be noted that as compared to fiscal 1997, 1998 revenues from all regions do not include a $1.5 million single client software license renewal similar to that recorded under a worldwide master agreement during 1997. That transaction principally accounted for the significant difference in 1997 revenue from software licensing as compared with 1998 and 1996. See Note 7 to the Consolidated Financial Statements which sets forth the historical impact of that client on MPSI's annual revenues. The timing of new or renewed long-term software license agreements, and the normally attendant market study orders which often accompany them, can have a substantial impact upon reported revenues and net income between accounting periods.

    Economic conditions in the Pacific Rim throughout fiscal 1998 had negative repercussions on MPSI's revenues and gross profits. MPSI's Pacific Rim region experienced a 42% decline in revenues resulting from the economic uncertainties in that region and, to a lesser extent, the geographical mix and cyclical impact of Japanese studies which are updated approximately every 18 months. Although orders received in late fiscal 1998 indicate that the situation may be stabilizing, the Company is unable to predict the effect on fiscal year 1999 or thereafter of unsettled economic conditions in the Pacific Rim. MPSI may experience (1) pressure on pricing and/or delay in placing orders due to higher costs of projects associated with weaker foreign currencies versus the US dollar, (2) longer payment cycles by customers in the region, and (3) pressure to denominate contracts in foreign currencies which may increase the Company's exposure to gains or losses based on currency fluctuations. Without the impact of the Southeast Asian financial uncertainties which occurred in 1998, the Company was able to leverage its sales of market studies in the Pacific Rim Region in 1997, which resulted in, increased revenues of $1,942,000 (22%) over 1996.

    Results of operations in North America were impacted during the three years ended September 30, 1998 by (1) the activities of certain new business units as discussed below and (2) to a lesser extent by client consolidations that reduced the number of annual market studies. Recently announced consolidations (e.g. Exxon and Mobil, British Petroleum and Amoco) may have a more pronounced future impact. Management is not able at this time to fully assess the impact of these recent events (positive or negative).

  o In 1996 MPSI released several new software and data products which target customer retail pricing issues. Revenues from these products were $1,524,000, $684,000 and $481,000 in 1998, 1997 and 1996 respectively
     (incremental costs were $1,136,000, $860,000 and $873,000 respectively).

  o MPSI's retail postal division has been slowly accepted and generated revenues of only $251,000, $508,000 and $456,000 in 1998, 1997 and 1996
     (costs of $453,000, $442,000 and $176,000 respectively). Management will re-evaluate the continuation of this business unit pending the results of recent proposals to the United States Postal Service.

  o Based on strategic planning, MPSI began to directly focus on an enhanced consulting offering in late 1997. As customers downsize (consequently reducing their retail planning staffs) they often express a desire for MPSI to deliver the "solution" to their retail planning problems rather than the tools/data for them to internally resolve their problems. The consulting division generated revenues of $313,000 in 1998 and $24,000 in 1997. This required commitment of incremental costs of approximately $645,000 in 1998 and $454,000 in 1997, related primarily to start-up sales efforts utilizing existing personnel. Funding constraints have prevented MPSI from accelerating the growth opportunity as anticipated. Absent external funding or strategic alliances in 1999 to allow for hiring of experienced sales and delivery/consultants, management may re-focus on other growth-oriented opportunities, which leverage MPSI's substantial data warehouse.

    Fiscal year 1998 saw some stability in the revenue generated in Europe/Africa as compared to fiscal 1997, both of which were better than 1996 primarily due to the roll-out of CAPS software for that region in the fourth quarter of 1996. While European business remains sluggish, African petroleum business increased $458,000 (48%) in 1998. The Company believes that recent oil company consolidations in Europe have re-focused the European petroleum industry on the necessity to maximize profits from existing facilities through ancillary product offerings in order to remain competitive. Consolidations also have the effect of requiring retail network outlet rationalization for those companies who do combine. These market-driven fundamentals should allow the Company to grow European revenues in fiscal 1999.

    Latin American revenue declined in 1998 as the result of two primary factors: clients have been slower in that region to undertake the installation and use of MPSI's CAPS software (which was rolled out during the fourth quarter of 1996) for the same reasons set forth in Europe above, and privatization of the petroleum industry in certain countries has diverted client focus to more long-range strategic issues. Because of the increased emphasis on retail planning which encompasses privatization, the Company expects improved revenues from Latin America in fiscal 1999.

    Revenues from market studies (MPSI's traditional full market analysis) decreased approximately $3.0 million (20%) from 1997 ($.6 million decrease (4%) in 1997 as compared to 1996) as a result of the Asian financial downturn and to pricing pressures from competition. The significant revenue reduction in 1998 along with the increase in product deliverables and costs incurred on production process improvements resulted in a loss of gross margin of $3.1 million (34%) as compared with 1997. While there has been a decline in revenues from MPSI's traditional market area studies, sales from other related products (single sites, pricing products and consulting) have increased over the last three fiscal years. Revenues from these products were approximately $5,931,000, $5,824,000 and $4,619,000 for fiscal years 1998, 1997 and 1996 respectively.
Gross margins were approximately $3,556,000 (60%), $3,230,000 (55%) and $1,452,000 (31%) respectively. MPSI expects to continue placing emphasis on these revenue sources during fiscal 1999.

    Overall, gross profit decreased approximately $3,530,000 (26%) from fiscal 1997 as a result of revenue shortfalls resulting from the Asian economic downturn, increasing pricing pressures brought about by competition, enhanced product deliverables in an attempt to counter price resistance, and a commitment of resources to an internal evaluation of the production process aimed at cost reduction ($233,000 in 1998 and $70,000 in 1997). Gross profit (loss) attributable to software licensing was approximately $224,000, $1,042,000 and ($217,000) in fiscal years 1998, 1997 and 1996, respectively. The timing of software license revenues as noted previously can significantly impact these amounts. On a cost comparison basis, cost of sales relating to software licensing decreased approximately $452,000 (59%) in 1998 compared with 1997 as the European and South American CAPS software became fully amortized during the first fiscal quarter of 1998. Similarly, such costs increased approximately $120,000 (19%) in 1997 compared with 1996 as the Company amortized the costs associated with CAPS versions related to Europe and South America.

    Gross profits in 1997 increased $3,103,000 (29%) over 1996 as a result of increased revenues derived from the renewal of a major five-year software license, the corresponding orders of market studies, and the increased revenues in the Pacific Rim as discussed above. Overall, the reduction in cost of sales by $1.4 million in 1997, as compared to 1996, allowed the Company to commit additional resources to client services. Enhanced commitment to client services, in addition to a need to address timely product development, was one of the reasons for a corporate reorganization undertaken in July 1996. MPSI was able to utilize personnel previously in production and marketing to (1) organize new business units focused on specific strategic initiatives and (2) add additional client service personnel to our marketing group.

    Operating expenses decreased $222,000 (2%) as compared with fiscal year 1998. General and Administration expenses decreased $451,000 (12%) as compared with 1997. Cost cutting measures, including staff reductions and related lease space requirements, reduced expenses in Brazil and Bristol by $58,000 and $174,000 respectively, while domestic expenses decreased primarily due to the reduction of performance bonuses related to fiscal 1998 results. Overall, marketing expenses declined approximately 1% in 1998 compared with 1997. Research and development expenses increased $290,000 (18%) over 1997. This increase resulted from staff commitment and the utilization of contract programmers to develop the Japan CAPS product which will be completed in fiscal 1999 (cost are currently being capitalized).

    Operating expenses increased $880,000 (8%) in 1997 compared with 1996. Personnel re-allocations resulting from the re-organization in late 1996 resulted in growth of approximately $350,000 in both general & administrative and marketing expenses. General and administrative expenses further increased by approximately $350,000 due to incremental employee incentive accruals, legal and accounting fees associated with evaluation of strategic alliance opportunities, and termination costs relative to the relocation of the Bristol subsidiary's offices in April 1998. The internal allocation of personnel to client service (marketing) functions was offset by reduced headcount in Europe and retirement of a senior officer in Japan (who was replaced during fiscal 1998). Marketing expenses declined approximately 1% in 1997 compared with 1996. The increase in Research and Development of $216,000 (16%) in 1997 compared with 1996 is attributable to less capitalizable software development work as opposed to pure research. This ratio is the result of the Company having completed most of its regional CAPS software development except for the Japanese version due for release in fiscal 1999.

    MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the US Dollar relative to the respective foreign currencies. The Company experienced exchange losses of approximately $240,000 in fiscal 1998 as compared with $98,000 in fiscal 1997. During fiscal year 1996, MPSI benefited from foreign currency exchange gains in the amount of $146,000. The gain in 1996 was generally the result of multi-year database contracts denominated in Singapore Dollars which were booked by clients in prior years and partially collected in 1996. By the time the collections were effected, the contract values had increased relative to the US Dollar reporting currency. Although MPSI anticipates continuing exposure from the same source in fiscal year 1999, the magnitude is not expected to materially increase as the Company expects to denominate a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge their foreign currency risks.

    Income taxes decreased $828,000 as compared to 1997 as a result of the losses incurred in the US in fiscal 1998 (in which jurisdiction of most of the Company's consolidated operations are reported) which allowed MPSI to offset substantially all of the deferred tax liability from 1997 (See Note 6 to the consolidated financial statements). Reflected in the net income tax benefit for 1998 was $158,000 of foreign income taxes ($212,000 in 1997 and $412,000 in
1996) which includes foreign income tax withheld at the source from payments by foreign customers of ($87,000, $188,000, and $343,000) respectively. The Company utilized net operating loss carryforwards in 1998 in Brazil ($71,000) and the UK ($53,000). The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

    In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The Company has not yet received a final report of the results, and believes that the resolution of issues raised will not have a material effect on its financial position.

FINANCIAL CONDITION AND LIQUIDITY

    Working capital, the Company's primary measure of liquidity, was $1.6 million at September 30, 1998 compared with $3 million at September 30, 1997. The 1998 decrease of $1.4 million (47%) reflects an 86% ($1,375,000) decrease in cash reserves, a 3% ($150,000) increase in trade receivables and 9% ($210,000) lower trade liabilities. Additionally, the Company's production throughput, which exceeded new orders, resulted in a 6% ($196,000) decrease of the deferred revenue component at September 30, 1998 compared with 1997. In contrast, the $3 million working capital at September 30, 1997 represented a $1.6 million (114%) increase compared with September 30, 1996, principally driven by increased receivables and cash reserves.

    On the strength of the Company's business fundamentals and improved results of operations during fiscal 1997, MPSI obtained a bank line of credit in June 1997 (see Note 5 to the Consolidated Financial Statements). The initial amount of the line was $500,000, which was increased to $1,500,000 in May 1998. The Company had utilized $350,000 of the line of credit at September 30, 1998. Management expects the combination of internal funding and the bank line of credit to be sufficient for 1999 operations, excluding the potential enhancements of the consulting division. Management further believes that additional funding could be attracted through equity or leasing channels.

    As set forth in the statements of cash flow, the Company utilized $1,202,000 of cash to fund operations in 1998 as compared with cash flows generated from operations in 1997 of $785,000 and $975,000 from 1996. Expenditures for the acquisition/upgrade of computer equipment and development of new software products of $456,000 in 1998 and $434,000 in 1997 has declined from the $1,363,000 expended in 1996 (during which MPSI committed substantial resources to acquire and upgrade computer equipment and to development of new CAPS software products). Capitalized software expenditures declined in 1998 and 1997 as software releases moved into the maintenance stage and equipment requirements stabilized. The Company anticipates costs in both areas to increase in 1999 but has no long-term commitments for equipment expenditures at September 30, 1998. Increases in capitalized software expenditures are anticipated in 1999 related to the completion of the last regional version of CAPS software (Japanese version, to be released during 1999) and for the initial release of a new generation of MPSI's retail planning software product starting with North America. Such costs are expected to be funded entirely out of operating cash flows.

    The trends in software licensing discussed under "Results of Operations" above impacted the relative levels of both the long-term receivables and deferred revenues. The net current and noncurrent balances in long-term receivables (totaling $3.5 million and $3.8 million at September 30, 1998 and 1997, respectively) decreased in 1998 compared with 1997 primarily due to the effect of a five-year license renewal by MPSI's largest customer in 1997. This contract, now with four years remaining, was not offset by comparative new contracts or renewals in 1998. The reduction in deferred maintenance in 1998 of $336,000 (14%) reflects revenue recognition of maintenance income, from all contracts, in excess of new contracts or renewals. In 1997 receivables and deferred revenue from new software contracts or renewals exceeded the collections and maintenance revenue recognized during 1997 resulting in an increase of $808,000 and $129,000 in long-term receivables and deferred maintenance, respectively, as compared with September 30, 1996. MPSI's license agreements generally are noncancelable, although a few contracts include provisions for cancellation of portions of the client's commitment upon occurrence of certain negative economic events in the clients' geographic areas of operations. In accordance with its policy, the Company does not recognize revenues on such contingent portions of agreements, so that in the event of cancellation, only receivables and deferred revenue are adjusted. In accordance with contractual cancellation options, certain clients canceled portions of their software licenses aggregating $435,000 in 1996 (none in 1997 or 1998). As the number of contracts with cancellation clauses is few, the Company does not expect a significant impact from cancellations in 1999.

    Noncurrent deferred income tax liabilities at September 30, 1998 were $86,000 as compared to $442,000 in 1997. The reduction of $356,000 was a result of utilizing the US component of deferred tax liabilities recorded in 1997 against the applicable losses incurred in fiscal 1998. The increase in other noncurrent liabilities to $172,000 ($37,000 at September 30, 1997 as compared to $79,000 at September 30, 1996) results from accrual of rental expense at an average rate which exceeds cash outflow in the early years of the lease applicable to new corporate headquarters which took effect May 1998.

    MPSI's backlog of market studies at September 30, 1998 in the amount of approximately $11.6 million, ($12.9 million at September 30, 1997), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent approximately 25% of the estimated revenues for fiscal year 1999. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. An analysis which identifies a declining backlog might lead one to incorrectly assume that the Company's business is declining, when in fact it is servicing its customers satisfactorily and can rightfully expect renewed study commitments in the future.

 YEAR 2000 IMPACT

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of a company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability of deliverable software products to meet client specifications or the inability of internal software to process transactions, send invoices, or engage in similar normal business activities. In order to correct this problem, computer operating systems, applications software and/or hardware may require modifications.

    MPSI's assessment of the impact of this issue has encompassed (1) internally utilized systems, (2) software held for resale, (3) computerized information and software provided by third parties which might be integral to client usage of MPSI products, and (4) compliance issues related entirely to the state of readiness by major customers and vendors. Set forth below is the status of each review and the estimated impact, to the extent that management can determine it:

  o Internal Systems. MPSI has assessed and tested its financial accounting systems, production control systems, software/data development applications, internal hardware, and other internal management information systems and believes them to be materially Year 2000 compliant. No significant costs have been expended. Costs yet to be incurred are estimated to be $75,000.

  o MPSI Software Held for Resale. The Company has evaluated and tested the date sensitivity features of its applications software held for resale to customers and believes that there are no material unresolved Year 2000 compliance issues. MPSI's products typically are not date sensitive in nature and no significant costs were incurred or are anticipated in the future.

  o Third Party Systems. MPSI has queried all critical external suppliers of applications software, operating systems and PC computer equipment which we believe are integral components of a client's computer network that could affect the performance of MPSI products in that environment. While such products are not directly embedded in the MPSI product delivery, their Year 2000 compliance could affect a client's satisfaction with the use of MPSI products on site. Although not all inquiries have been completed and additional issues could yet be discovered, management estimates that it has received compliance satisfaction from all of the third party vendors that could materially impact MPSI product performance. Although no significant costs have been incurred to

  o date relative to this category of computerized process, management is unable to assess future costs associated with as yet unidentified issues.

  o Customers and Vendors. MPSI's evaluation of the potential impact of Year 2000 readiness by major customers and suppliers is not yet complete. Such evaluations should be completed by March 31, 1999 and should cost less than $25,000 to complete. To date, management has identified two potential issues: (1) remote product support, and (2) general client system failures. Other than the applications software delivered to clients as discussed above, the Company has limited direct interfaces with computerized systems of its customers or vendors, except that MPSI does provide a variety of product support and installation support services using remote access to client systems. We do not expect those interfaces to be materially impacted by Year 2000 issues, but in the event that they were, manual support could supplant the remote support without significantly affecting client relationships. Should major clients experience general systems failures as the result of their planning for Year 2000, MPSI could be substantially impacted on a temporary basis. However, as most of MPSI's applications software can run on a single PC if necessary, our contingency plan contemplates transfer of client delivered software from its network configuration to individual PC equipment until a client's overall system problems can be resolved. As clients and vendors are often unable or unwilling to share information about their state of Year 2000 readiness, management does not have sufficient information concerning the state of readiness of major customers/vendors, and assessment of the potential costs of the contingency plan (which might have to be partially borne by MPSI) cannot be determined.

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner, to the extent that compliance is within the Company's control. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company is unable to ascertain all potential external impacts and thereby is unable to contemplate all possible contingency plans, the Company may be unable to satisfy customer product performance expectations, take additional orders, invoice customers or collect payments, or perform certain other mission-critical functions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 PAGE NO.

Report of Independent Auditors ................................................................     20
Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997
 and 1996 .....................................................................................     21
Consolidated Balance Sheets at September 30, 1998 and 1997 ....................................     22
Consolidated Statements of Cash Flow for the Years Ended September 30, 1998, 1997
  and 1996 ....................................................................................     23
Consolidated Statements of Stockholders' Equity - Fiscal Years Ended
September 30, 1996, 1997 and 1998 .............................................................     24
Notes to Consolidated Financial Statements ....................................................     25


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders MPSI Systems Inc.

    We have audited the accompanying consolidated balance sheets of MPSI Systems Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPSI Systems Inc. and subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.


                                          ERNST & YOUNG LLP


Tulsa, Oklahoma
November 20, 1998

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                1998              1997             1996
                                                                           ------------      ------------      ------------

Revenues:
  Information services and software maintenance ......................     $ 18,563,000      $ 21,630,000      $ 21,354,000
  Software licensing .................................................          538,000         1,808,000           391,000
                                                                           ------------      ------------      ------------
     Total revenues ..................................................       19,101,000        23,438,000        21,745,000
                                                                           ------------      ------------      ------------
Cost of sales:
  Information services and software maintenance ......................        8,482,000         8,837,000        10,406,000
  Software licensing (Note 4) ........................................          314,000           766,000           608,000
                                                                           ------------      ------------      ------------
     Total cost of sales .............................................        8,796,000         9,603,000        11,014,000
                                                                           ------------      ------------      ------------
     Gross profit ....................................................       10,305,000        13,835,000        10,731,000
Operating expenses:
  General and administrative .........................................        3,312,000         3,763,000         3,005,000
  Marketing and client services ......................................        6,773,000         6,834,000         6,928,000
  Research and development ...........................................        1,888,000         1,598,000         1,382,000
                                                                           ------------      ------------      ------------
     Total operating expenses ........................................       11,973,000        12,195,000        11,315,000
                                                                           ------------      ------------      ------------
     Operating income (loss) .........................................       (1,668,000)        1,640,000          (584,000)
Other income (expense):
  Interest income ....................................................          292,000           197,000           204,000
  Interest expense ...................................................          (99,000)         (154,000)          (17,000)
  Gain (loss) on foreign exchange ....................................         (240,000)          (98,000)          146,000
  Other, net .........................................................           17,000           147,000            (1,000)
                                                                           ------------      ------------      ------------
  Income (loss) before income taxes ..................................       (1,698,000)        1,732,000          (252,000)
Income taxes .........................................................         (199,000)          629,000           371,000
                                                                           ------------      ------------      ------------
Net income (loss) ....................................................     $ (1,499,000)     $  1,103,000      $   (623,000)
                                                                           ============      ============      ============
Per share (Note 11):
  Basic and diluted income (loss) per common share ...................     $       (.53)     $        .39      $       (.23)




          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                           1998            1997
                                                                                     ------------      ------------
Current assets:
  Cash and cash equivalents ....................................................     $    224,000      $  1,599,000
  Short-term investments, at cost ..............................................            3,000             3,000
  Receivables (Notes 2 and 5):
     Trade .....................................................................        4,207,000         4,210,000
     Current portion of long-term receivables, net of unamortized
      discount .................................................................        1,275,000         1,122,000
  Work in process inventory ....................................................          107,000           197,000
  Prepayments ..................................................................           81,000           161,000
                                                                                     ------------      ------------
     Total current assets ......................................................        5,897,000         7,292,000
Long-term receivables, net of unamortized discount (Note 2) ....................        2,201,000         2,642,000
Property and equipment, net (Note 3) ...........................................          962,000         1,165,000
Software products, net (Note 4) ................................................          280,000           393,000
Other assets ...................................................................          150,000           146,000
                                                                                     ------------      ------------
     Total assets ..............................................................     $  9,490,000      $ 11,638,000
                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank  (Note 5) ...............................................     $    350,000      $    147,000
  Accounts payable .............................................................          889,000           882,000
  Accrued liabilities (Notes 6 and 8) ..........................................        1,173,000         1,390,000
  Deferred revenue .............................................................        1,929,000         1,837,000
                                                                                     ------------      ------------
     Total current liabilities .................................................        4,341,000         4,256,000
Noncurrent deferred revenue ....................................................        1,346,000         1,634,000
Noncurrent deferred income taxes (Note 6) ......................................           86,000           442,000
Other noncurrent liabilities ...................................................          172,000            37,000
                                                                                     ------------      ------------
          Total liabilities ....................................................        5,945,000         6,369,000
                                                                                     ------------      ------------
Commitments and contingencies (Note 9) .........................................             --                --
Stockholders' equity (Note 8):
  Preferred Stock, $.10 par value, 1,000,000 shares authorized,
     none issued or outstanding ................................................             --                --
  Common Stock, $.05 par value, 20,000,000 shares authorized,
     2,849,000 and 2,833,000 shares issued and outstanding at
     September 30, 1998 and 1997, respectively .................................          142,000           142,000
  Junior Common Stock, $.05 par value, 500,000 shares authorized,
     none issued or outstanding ................................................             --                --
  Additional paid-in capital ...................................................       13,079,000        13,030,000
  Deficit ......................................................................      (10,359,000)       (8,860,000)
  Foreign currency translation adjustment ......................................          683,000           957,000
                                                                                     ------------      ------------
          Total stockholders' equity ...........................................        3,545,000         5,269,000
                                                                                     ------------      ------------
          Total liabilities and stockholders' equity ...........................     $  9,490,000      $ 11,638,000
                                                                                     ============      ============

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOW (SEE ALSO NOTE 10)


                                                                                             YEAR ENDED SEPTEMBER 30,
                                                                                ----------------------------------------------
                                                                                    1998             1997             1996
                                                                                -----------      -----------      -----------

Income (loss) from operations .............................................     $(1,499,000)     $ 1,103,000      $  (623,000)
Adjustments to reconcile income (loss) from
  operations to cash provided (used) by operations:
  Depreciation and amortization of property and
     equipment ............................................................         425,000          419,000          450,000
  Amortization of software products .......................................         314,000          617,000          592,000
  Deferred income taxes ...................................................        (354,000)         312,000             --
  Loss on sale of assets ..................................................            --               --              5,000
Changes in assets and liabilities:
  Decrease (increase) in assets:
     Receivables ..........................................................         295,000       (1,602,000)       1,970,000
     Inventories ..........................................................          90,000          164,000          (57,000)
     Prepayments and Other Assets .........................................          76,000          114,000          189,000
  Increase (decrease) in liabilities:
     Trade payables and accruals ..........................................        (406,000)        (365,000)         388,000
     Taxes payable ........................................................          51,000          178,000         (438,000)
     Deferred revenue .....................................................        (194,000)        (155,000)      (1,501,000)
                                                                                -----------      -----------      -----------
          Net cash provided (used) by operations ..........................      (1,202,000)         785,000          975,000
                                                                                -----------      -----------      -----------
Cash flows from investing activities:
  Decrease in short-term investment .......................................            --             46,000             --
  Purchase equipment ......................................................        (255,000)        (267,000)        (601,000)
  Software development ....................................................        (201,000)        (167,000)        (762,000)
  Proceeds from disposition of assets .....................................          31,000            6,000           16,000
                                                                                -----------      -----------      -----------
          Net cash used by investing activities ...........................        (425,000)        (382,000)      (1,347,000)
                                                                                -----------      -----------      -----------
Cash flows from financing activities:
  Net proceeds from bank line of credit ...................................         203,000          147,000             --
  Proceeds from exercised stock options ...................................          49,000           98,000           53,000
                                                                                -----------      -----------      -----------
          Net cash provided by financing activities .......................         252,000          245,000           53,000
                                                                                -----------      -----------      -----------
                                                                                                                  ...........
Increase (decrease) in cash and cash equivalents ..........................      (1,375,000)         648,000         (319,000)
Cash and cash equivalents at beginning of period ..........................       1,599,000          951,000        1,270,000
                                                                                -----------      -----------      -----------
Cash and cash equivalents at end of period ................................     $   224,000      $ 1,599,000      $   951,000
                                                                                ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FISCAL YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998



                                               COMMON STOCK                                            FOREIGN
                                         -----------------------      ADDITIONAL                      CURRENCY
                                                        CARRYING       PAID-IN                       TRANSLATION      STOCKHOLDERS'
                                         SHARES           VALUE        CAPITAL          DEFICIT       ADJUSTMENT         EQUITY
                                         -------    ------------    -----------     ------------     -----------      ------------
Balance, September 30, 1995 ....       2,733,000    $    137,000    $ 12,751,000    $ (9,340,000)    $    938,000     $  4,486,000
  Net loss .....................            --              --              --          (623,000)            --           (623,000)
  Stock options exercised ......          20,000           1,000          52,000            --               --             53,000
  Stock issued to 401(k) Plan ..          41,000           2,000         131,000            --               --            133,000
  Translation adjustment .......            --              --              --              --             16,000           16,000
                                    ------------    ------------    ------------    ------------     ------------     ------------
Balance, September 30, 1996 ....       2,794,000         140,000      12,934,000      (9,963,000)         954,000        4,065,000
  Net  income ..................            --              --              --          1,103,000            --          1,103,000
  Stock options exercised ......          39,000           2,000          96,000            --               --             98,000
  Translation adjustment .......            --              --              --              --              3,000            3,000
                                    ------------    ------------    ------------    ------------     ------------     ------------
Balance, September 30, 1997 ....       2,833,000         142,000      13,030,000      (8,860,000)         957,000        5,269,000
  Net loss .....................            --              --              --        (1,499,000)            --         (1,499,000)
  Stock options exercised ......          16,000            --            49,000            --               --             49,000
  Translation adjustment .......            --              --              --              --           (274,000)        (274,000)
                                    ------------    ------------    ------------    ------------     ------------     ------------
Balance, September 30, 1998 ....       2,849,000    $    142,000    $ 13,079,000    $(10,359,000)    $    683,000     $  3,545,000
                                    ============    ============    ============    ============     ============     ============

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations: MPSI Systems Inc. is a United States-based multinational corporation whose principal line of business is providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks. The Company markets its products and services in North America, the Pacific Rim, Latin America, Europe and South Africa through a direct sales force located in various foreign countries. As discussed more fully in Note 7, over 51% of consolidated revenues are generated from foreign customers, and portions of such revenues are billed in foreign currencies. Most of the Company's business comes from the petroleum industry, including several customers who individually account for a significant portion of consolidated revenues. Services are also provided for clients in the banking, convenience food, quick service restaurant and government postal industries. All software development and substantially all of the information database preparation are performed at the Company's headquarters facility in Tulsa, Oklahoma.

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

    The Company's software products are generally licensed to customers through noncancelable software license and maintenance contracts with terms of up to five years. The corresponding long-term receivables and deferred maintenance revenue from these installment contracts are stated at the discounted present value of annual license and maintenance payments to be received over the contract term based upon the prime rate of interest on the effective date of each contract. The present value discount, related to installments due after one year, is amortized to interest income using an accelerated method that equates interest earnings with outstanding receivable balances. Software license revenues, equal to the present value of the aggregate annual license installments, are recognized at the latter of contract execution or software delivery when collection is probable. When it cannot be determined that collection is probable, or if a contract contains cancellation options, software revenues are deferred. At the time revenue is recognized, the Company has no remaining obligations under the software license and maintenance contracts other than providing postcontract customer support services related to the maintenance portion of the contract and performance obligations under any optional and separately priced training or consulting arrangements. Maintenance revenues, equal to the present value of annual installment payments, are recognized ratably over the term of the contracts as the postcontract customer support services are provided and the related costs are incurred and recognized. Optional training and consulting represents service transactions as to which revenues and expense are recognized when the earnings process is substantially complete.

    Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Property and Equipment: Property and equipment is stated at cost. Depreciation is provided using the straight-line method, over the estimated useful lives of the respective assets, except for leasehold improvements which are amortized over the lesser of the lease term or the economic life of the underlying asset. Since such assets are employed in all facets of the Company's operations, depreciation expense is reflected in cost of sales as well as in each category of operating expenses. The Company charges the cost of repairs and maintenance to expense as incurred and capitalizes the cost of replacements, renewals and betterments. When property or equipment is retired, the cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss on the disposition is reflected in other income (expense).

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

    Earnings Per Share: Basic earnings per share are based upon the average number of common shares outstanding. Diluted earnings per share assume the issuance of common stock from dilutive stock options. The earnings per share amounts for 1997 and 1996 have been restated to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (see Note 11).

    Foreign Currency Translation: Assets and liabilities of the Company's foreign operations, except Brazil, are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Exchange differences from these translations are included in stockholders' equity. Where amounts denominated in a foreign currency are or are expected to be converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations. Brazil transactions and accounting records are maintained in U.S. Dollar equivalents.

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

    New Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued two additional accounting standards, FAS No. 130 "Reporting Comprehensive Income" ("FAS 130") and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for fiscal years beginning after December 15, 1997 (fiscal year 1999 for the Company). FAS 130 establishes standards for the reporting and display of comprehensive income. While the Company does have certain comprehensive income items, primarily foreign currency translation adjustments, adopting FAS 130 will not materially change the Company's financial reporting and disclosures. FAS 131 establishes standards for reporting financial and descriptive information about a company's operating segments. Management is currently analyzing the impact of FAS 131.

    In November 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 97-2 ("SOP 97-2") entitled "Software Revenue Recognition." The SOP provides revised and expanded guidance on when software revenue should be recognized and in what amounts for licensing, selling, and leasing, or otherwise marketing computer software. The SOP is effective for transactions entered into by the Company beginning October 1, 1998. However, in March 1998, the AcSEC issued SOP 98-4 which defers for one year the effective date of specific provisions within SOP 97-2. Management does not believe that the impact of adoption will materially impact the current revenue recognition methods.

    In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP is effective for the Company beginning on October 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. The Company currently expenses such costs as incurred. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

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

2.   RECEIVABLES:

    Trade accounts receivable include unbilled amounts of $692,000 at September 30, 1998 and $1,630,000 at September 30, 1997. These amounts represent market study revenues recognized under the percentage-of-completion method in excess of amounts billed and will generally be billable during the succeeding twelve months upon completion of the respective studies.

    Current and noncurrent receivables also include unbilled amounts of $3,605,000 at September 30, 1998 and $4,196,000 at September 30, 1997 (before present value discount and excluding $231,000 and $74,000 which had been billed at September 30, 1998 and 1997, respectively) related to multi-year software license and maintenance agreements. Since these agreements contain annual installment billing provisions, the unbilled receivable balance for some contracts is as much as four years' future annual billings. Of the September 30, 1998 unbilled amounts, $1,248,000 (compared with $1,294,000 at September 30,
1997) will be billed in the succeeding twelve months, and the remainder will be billed thereafter at such future dates as are specified in the respective contracts. The portion of such future billings related to maintenance and support services not yet performed is offset by corresponding amounts in deferred revenue. The current portions of long-term receivables are reduced by unamortized present value discount of $204,000 and $247,000 at September 30, 1998 and 1997, respectively. Noncurrent long-term receivables are presented net of unamortized present value discount in the amount of $156,000 and $259,000 at September 30, 1998 and 1997, respectively. The present value discount is imputed based upon the New York prime rate on the effective date of each agreement. Interest income related to these agreements was $267,000, $177,000, and $160,000 in fiscal years 1998, 1997 and 1996, respectively.

    A significant portion of the Company's business activity is with the major multinational oil companies. At September 30, 1998, 96% ($7,680,000) of the Company's receivables (before present value discounts) were from petroleum clients ($8,198,000 or 97% at September 30, 1997). The receivable portfolio is well diversified geographically which tends to mitigate the potential impact of fluctuations in petroleum activities which may otherwise result if receivables were confined to a particular geographic area. Software license agreements are payable over several years (generally five-year agreements) and are expected to be paid from operating cash flows of the customers. The Company does not require collateral or other security to support these contractual receivables. The carrying value of long-term receivables, net of unearned discount, approximates market value.

3.   PROPERTY AND EQUIPMENT:

    Property and equipment consists of:

                                                           SEPTEMBER 30,
                                        USEFUL LIFE  --------------------------
                                         IN YEARS       1998            1997
                                        -----------  ----------      ----------
Leasehold improvements.................   Various    $  803,000      $  679,000
Computer equipment and software........       4-5     4,426,000       6,202,000
Office furnishings and equipment ......      3-10     1,309,000       1,586,000
                                                     ----------      ----------
                                                      6,538,000       8,467,000
Accumulated depreciation...............              (5,576,000)     (7,302,000)
                                                     ----------      ----------
   Net property and equipment..........              $  962,000      $1,165,000
                                                     ==========      ==========

    The provision for depreciation was $425,000, $419,000, and $450,000 for the years ended September 30, 1998, 1997 and 1996, respectively. At September 30, 1998, fully depreciated assets with an aggregate original cost of approximately $4,378,000 remain in use.

4.   SOFTWARE PRODUCTS:

                                                              SEPTEMBER 30,
                                                      -------------------------
                                                          1998           1997
                                                      ----------    -----------
Capitalized software development costs...             $4,299,000     $4,098,000
Accumulated amortization..........                    (4,019,000)    (3,705,000)
                                                      ----------     ----------
          Net software products...                    $  280,000     $  393,000
                                                      ==========     ==========

The provision for amortization, reflected in Software Licensing cost of sales, was $314,000, $617,000, and $592,000 for the years ended September 30, 1998,
1997 and 1996, respectively. Based upon current sales forecasts, capitalized software costs are projected to be recoverable. However, these sales forecasts are subject to certain vulnerabilities which could potentially affect the recoverability of those costs.

5.   NOTE PAYABLE TO BANK:

    In May 1998, the Company expanded its bank line of credit through April 1999 in the aggregate amount of $1,500,000 which is secured by billed accounts receivable and current portions of long-term receivables; $350,000 was outstanding at September 30, 1998. Outstanding balances bear interest at 9.25%. The Agreement requires that the Company shall maintain Tangible Net Worth of not less than $3.5 million, shall maintain reasonable and customary insurance, and shall not, without authorization of lender, undertake to additional debt (other than lease indebtedness), lend money, invest in other entities or guarantee debt of others during the term of the Agreement.

6.   INCOME TAXES:


                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                           --------------------------------------------
                                                                                1998            1997           1996
                                                                           -----------      -----------     -----------

Income (loss) from continuing operations before
  income taxes:
  Domestic ...........................................................     $(1,987,000)     $ 1,682,000     $    27,000
  Foreign ............................................................         289,000           50,000        (279,000)
                                                                           -----------      -----------     -----------
          Total ......................................................     $(1,698,000)     $ 1,732,000     $  (252,000)
                                                                           ===========      ===========     ===========
Income taxes (benefits):
  Current:
     Federal .........................................................     $      --        $    27,000     $    15,000
     State ...........................................................            --             81,000         (56,000)
     Foreign .........................................................         155,000          209,000         412,000
                                                                           -----------      -----------     -----------
          Current income taxes .......................................         155,000          317,000         371,000
  Deferred:
     Federal .........................................................        (307,000)         285,000            --
     State ...........................................................         (50,000)          24,000            --
     Foreign .........................................................           3,000            3,000            --
                                                                           -----------      -----------     -----------
     Deferred income taxes ...........................................        (354,000)         312,000            --
                                                                           -----------      -----------     -----------
          Provision for total income taxes ...........................     $  (199,000)     $   629,000     $   371,000
                                                                           ===========      ===========     ===========

    A reconciliation of the provision for income taxes at the applicable Federal statutory income tax rate to the actual provision for income taxes follows:

                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                                ---------------------------------------
                                                                                   1998           1997          1996
                                                                                ---------      ---------      ---------

Expense (benefit) at statutory rate........................................     $(595,000)     $ 607,000      $ (88,000)
Alternative minimum tax (credit) ..........................................      (189,000)      (188,000)        15,000
Foreign income and taxes, net .............................................       319,000          9,000        295,000
Loss carryforwards generated ..............................................       320,000         68,000        156,000
State income taxes ........................................................      (119,000)        71,000        (36,000)
Other, net ................................................................        65,000         62,000         29,000
                                                                                ---------      ---------      ---------
  Income taxes ............................................................     $(199,000)     $ 629,000      $ 371,000
                                                                                =========      =========      =========

    Income taxes of $25,000 were receivable at September 30, 1998 ($35,000 receivable at September 30, 1997). The Company does not accrue income taxes on undistributed earnings of certain foreign subsidiaries which are permanently invested. At September 30, 1998 and 1997, the amount of undistributed earnings for which taxes have not been accrued was insignificant.

    In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The Company has not yet received a final report of the results, and believes that the resolution of items raised will not have a material effect on its financial position.

    At September 30, 1998, the Company has various U.S. tax credits of $451,000 which expire between 1999 and 2003 At September 30, 1998, certain foreign subsidiaries have net operating loss carryforwards of approximately $7,806,000 which may be utilized in future years.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         SEPTEMBER 30,
                                                   --------------------------
                                                      1998            1997
                                                   ----------      ----------
Deferred tax liabilities:
  Software revenue............................     $  730,000      $  873,000
  Depreciation................................        126,000          79,000
  Other.......................................        121,000         130,000
                                                   ----------      ----------
          Total deferred tax liabilities......        977,000       1,082,000
                                                   ----------      ----------
Deferred tax assets:
  Accrued liabilities.........................        379,000         295,000
  U.S. and foreign loss carryforwards.........      2,841,000       2,451,000
  U.S. tax credit carryforwards...............        284,000         652,000
                                                   ----------      ----------
          Total deferred tax assets...........      3,504,000       3,398,000
  Valuation allowance for deferred tax assets.      2,613,000       2,758,000
                                                   ----------      ----------
     Net deferred tax assets..................        891,000         640,000
                                                   ----------      ----------
          Net deferred tax liabilities........     $   86,000      $  442,000
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

7. BUSINESS SEGMENT AND REVENUE FROM MAJOR CUSTOMERS:

    More than 96% of total revenues from continuing operations were derived from the petroleum industry during each of the years ended September 30, 1998, 1997, and 1996. Individual customers accounted for MPSI revenues that were in excess of 10% of consolidated revenues in those years as follows (in millions of dollars):

                             1998             1997              1996
                      ----------------  ----------------  ----------------
                        AMOUNT      %    AMOUNT       %    AMOUNT       %
                      --------    ----  -------     ----  --------    ----

Exxon/Esso/Imperial      $ 3.5     19     $ 5.6      24     $ 6.3      29
Texaco/Caltex......      $  .4      2     $ 2.6      11     $ 2.7      12
Amoco..............      $ 2.1     11     $ 2.0       8     $ 2.1      10


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

    The Company operates in one business segment from its principal production facility in the United States supported by satellite production facilities in England and Brazil. Foreign sales offices or representatives are currently maintained in Australia, Brazil, Japan, South Africa, South Korea, Shanghai, the United Kingdom and Singapore. The following table sets forth the revenues and other information related to continuing services provided by each of the Company's three production centers.


                                                                                               YEAR ENDED SEPTEMBER 30,
                                                                                ------------------------------------------------
                                                                                      1998             1997              1996
                                                                                ------------      ------------      ------------

Revenues:
Unaffiliated customers:
  United States ...........................................................     $ 18,102,000      $ 21,845,000      $ 20,248,000
  Europe ..................................................................          550,000           908,000           780,000
  Brazil ..................................................................          449,000           685,000           717,000
Between geographic areas(1):
  United States ...........................................................             --                --             237,000
  Europe ..................................................................           65,000            63,000           673,000
  Asia/Pacific Rim ........................................................        2,072,000         2,097,000         2,228,000
  Brazil ..................................................................          325,000           383,000           387,000
Eliminations ..............................................................       (2,462,000)       (2,543,000)       (3,525,000)
                                                                                ------------      ------------      ------------
          Total revenues ..................................................     $ 19,101,000      $ 23,438,000      $ 21,745,000
                                                                                ============      ============      ============
Operating income (loss):
  United States ...........................................................     $   (984,000)     $  2,383,000      $    795,000
  Europe ..................................................................         (296,000)         (426,000)         (891,000)
  Brazil ..................................................................         (388,000)         (317,000)         (488,000)
                                                                                ------------      ------------      ------------
          Total operating income (loss) ...................................     $ (1,668,000)     $  1,640,000      $   (584,000)
                                                                                ============      ============      ============
Identifiable assets:
  United States ...........................................................     $  8,579,000      $ 10,714,000      $  9,276,000
  Europe ..................................................................          471,000           627,000           436,000
  Brazil ..................................................................          440,000           297,000           607,000
                                                                                ------------      ------------      ------------
          Total assets ....................................................     $  9,490,000      $ 11,638,000      $ 10,319,000
                                                                                ============      ============      ============
Export sales from U.S.:
  Canada ..................................................................     $    478,000      $    462,000      $    952,000
  Central America .........................................................          489,000           408,000           358,000
  South America ...........................................................          295,000           572,000         1,055,000
  Europe ..................................................................          582,000           788,000           521,000
  Asia/Pacific Rim ........................................................        5,991,000        10,815,000         8,873,000
  Africa ..................................................................          829,000           188,000           289,000
                                                                                ------------      ------------      ------------
          Total export sales ..............................................     $  8,664,000      $ 13,233,000      $ 12,048,000
                                                                                ============      ============      ============
Consolidated revenues from foreign customers
  by geographic area are as follows:
  Canada and Central America ..............................................     $    967,000      $    870,000      $  1,310,000
  Singapore, Australia and Japan ..........................................        5,991,000        10,815,000         8,873,000
  Europe and United Kingdom ...............................................        1,002,000         1,384,000         1,172,000
  Africa ..................................................................          959,000           501,000           418,000
  South America ...........................................................          744,000         1,256,000         1,772,000
                                                                                ------------      ------------      ------------
          Consolidated foreign revenues ...................................     $  9,663,000      $ 14,826,000      $ 13,545,000
                                                                                ============      ============      ============
Depreciation and amortization of property and equipment:
  United States ...........................................................     $    387,000      $    379,000      $    402,000
  Europe ..................................................................           26,000            35,000            36,000
  Brazil ..................................................................           12,000             5,000            12,000
Capital expenditures:
  United States ...........................................................     $    238,000      $    262,000      $    563,000
  Europe ..................................................................           17,000              --              20,000
  Brazil ..................................................................             --               5,000            18,000

----------
(1) Sales between geographic areas are made at prices that generally approximate the prices of similar charges to unaffiliated customers.

8.   EMPLOYEE BENEFITS:

    Under an employee stock ownership and investment plan, all qualifying U.S. employees may contribute up to 16% of their annual earnings. Subject to certain limitations, the Company will contribute in cash or Common Stock an amount equal to but not less than 50% or more than 100% of a participant's salary deferral contributions that are not in excess of 6% of the participant's earnings for the year. Contributions may be invested in nine equity or fixed-income funds. The Company recorded expense related to its matching contribution of $155,000, $153,000, and $143,000 in fiscal years 1998, 1997 and 1996, respectively. At September 30, 1998 and 1997, the Company had accrued $120,000 and $122,000 of liabilities for matching contributions to the 401(k) plan (which in each case represented the estimated Company match attributable to nine months of participant contributions since the Plan year ends December 31). During fiscal year 1998, the Company liquidated its matching contribution liability for the Plan year ended December 31, 1997 by contributing $158,000 in cash. During fiscal year 1997, the Company contributed $138,000 in cash applicable to the Plan year ended December 31, 1996. The matching contribution for Plan year 1998 will be paid during fiscal year 1999.

    The Company has reserved 750,000 shares of Common Stock for issuance of stock options under a 1988 stock option plan covering all employees which expires in November 1998. Options granted under the plan vest one-third annually over a three-year period. An additional 27,000 shares are potentially issuable if outstanding options under a 1984 stock option plan are exercised. The remaining options under the 1984 plan expire from September 3, 1998 to November 28, 1999 and are fully vested. No further options may be granted under that plan.

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

    Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model. The fair value of the options was estimated at the date of the grants with the following average assumptions: expected life of the stock options 4 years; volatility of the expected market price of the Company's common stock price of 106.5% (114% for 1997 and 1996); risk-free interest rate of 5.77% (6.2% in 1997 and 1996) and a no-dividend yield.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                           1998                       1997                        1996
                                  ------------------------   -----------------------     ---------------------------
                                   PRO FORMA     REPORTED     PRO FORMA     REPORTED     PRO FORMA      REPORTED
                                  -----------  -----------   ----------   ----------     ----------    -------------

  Net income (loss)......         $(1,675,000) $(1,499,000)  $  941,000   $1,103,000     $(771,000)    $(623,000)
  Basic and diluted earnings
   (loss) per share....           $      (.59) $      (.53)  $      .33   $      .39     $    (.28)    $    (.23)

    A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                                          WEIGHTED-AVERAGE
                                                 OPTIONS                   EXERCISE PRICE                EXERCISABLE
                                                ---------                ------------------             -------------
     AT SEPTEMBER 30, 1995                       168,617                         2.83                       62,912
         Granted..............                   139,050                         5.36
         Exercised............                   (19,500)                        2.72
         Forfeited............                    (7,984)                        3.06
         Expired..............                      (900)                       17.50
     AT SEPTEMBER 30, 1996                       279,283                         4.04                       98,288
         Granted..............                     3,000                         3.25
         Exercised............                   (38,782)                        2.53
         Forfeited............                   (28,866)                        4.53
         Expired..............                    (1,100)                        8.75
     AT SEPTEMBER 30, 1997                       213,535                         4.21                      117,810
         Granted..............                     3,000                         4.63
         Exercised............                   (17,516)                        2.82
         Forfeited............                    (5,233)                        3.34
         Expired..............                   (33,967)                        2.25
     AT SEPTEMBER 30, 1998                       159,819                         4.75                      153,597


    The weighted average grant date fair value for options granted during each of the three fiscal years ended September 30, 1998, 1997 and 1996 were $3.45, $2.52, and $4.16, respectively. The exercise price for options outstanding as of September 30, 1998 ranged from $2.25 to $5.50. The weighted average remaining contractual life of those options is two years.

    The Company accrued $14,000 at September 30, 1998 ($308,000 accrued at September 30, 1997); in connection with incentive award programs for certain employees. The awards were accrued based upon the Company's achievement of certain revenue and operating income objectives and the respective contributions of certain employees to the achievement of those objectives. The various incentive plans specify cash settlement of the accrued liability prior to December 31, 1998.

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

    At September 30, 1998 and 1997, the Company had accrued $573,000 and $607,000, respectively, related to employee vacations earned but not yet taken.

9.   COMMITMENTS AND CONTINGENCIES:

    The Company leases other office space and equipment under various agreements, substantially all of which have been accounted for as operating leases. Rental expense, including the leases described above, of $952,000 was recorded during the year ended September 30, 1998 ($929,000 and $1,040,000 in 1997 and 1996, respectively). Aggregate future rentals under these commitments are as follows: 1999 -- $811,000, 2000 -- $775,000, 2001 -- $687,000, 2002 --
$657,000, 2003 -- $487,000 and thereafter -- $1,000.

10.  SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company paid interest of $99,000 during fiscal year 1998, $154,000 during fiscal year 1997, and $17,000 during fiscal year 1996. Income taxes of $105,000, $132,000, and $809,000 were paid during fiscal years 1998, 1997 and
1996, respectively.

11.  BASIC AND DILUTED EARNINGS PER SHARE:

     The following sets forth the computation of basic and diluted earnings
(loss) per share for the years ended September 30:

       In thousands:                                                              1998         1997       1996
                                                                                -------      -------     -------

Net income (loss): ........................................................     $(1,499)     $ 1,103     $  (623)
                                                                                -------      -------     -------
Basic weighted-average shares .............................................       2,844        2,798       2,756
     Effect of dilutive stock options .....................................        --             22        --
Diluted weighted-average shares ...........................................       2,844        2,820       2,756
                                                                                -------      -------     -------
Basic and diluted earnings (loss)
     per common share .....................................................     $  (.53)     $   .39     $  (.23)
                                                                                -------      -------     -------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended September 30, 1998 and 1997.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information appearing under the caption "Directors and Executive Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1998 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

         Reference is made to the information appearing under the caption "Compensation of Directors and Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1998 and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information appearing under the caption "Stock Ownership" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1998 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended September 30, 1998 and is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)    The  response to this  portion of ITEM 14 is  submitted  as a separate  section of this report  under ITEM 8.

       (2) The response to this portion of ITEM 14 is set forth in ITEM 14(d) below.

       (3)    Exhibits.

     EXHIBIT
     NUMBER                                 DESCRIPTION
     -------    -------------------------------------------------------------

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

      10.1  --  MPSI Systems Inc. 1998 Stock Plan.

     *10.3  --  MPSI Systems Inc. 1984 Stock Option Plan as amended effective
                January 1, 1987, filed as the same numbered exhibit with the Company's 1987 Form 10-K, File No. 0-11527.

     *10.4  --  Stock Option Agreement pursuant to MPSI Systems Inc. 1984
                Stock Option Plan, filed as the same numbered exhibit with the Company's 1984 Form 10-K, File No. 0-11527.


      10.7 -- Real property lease dated February 11, 1998, between American Southwest Properties, Inc., as lessor, and the Company, as lessee, relating to the Company's Tulsa, Oklahoma facility.

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

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------     -------------------------------------------------------------
      21.1  --  List of Subsidiaries.

      23.1  --  Consent of Independent Auditors -- Ernst & Young LLP.

      27.1  --  Financial Data Schedule.
----------

* Incorporated by reference.

(b) No report on Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 1998.

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

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES



We have audited the consolidated financial statements of MPSI Systems Inc. and subsidiaries as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, and have issued our report thereon dated November 20, 1998 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules included in this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                          ERNST & YOUNG LLP



Tulsa, Oklahoma
November 20, 1998

                                                                   SCHEDULE VIII


                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED SEPTEMBER 30, 1998



              COLUMN A                          COLUMN B                 COLUMN C                   COLUMN D         COLUMN E
---------------------------------------      -----------     -------------------------------    ---------------    ------------
                                                                         ADDITIONS
                                                             -------------------------------
                                              BALANCE AT       CHARGED TO                             OTHER           BALANCE
                                               BEGINNING        COSTS AND       REDUCTION OF      (DEDUCTIONS)       AT END OF
             DESCRIPTION                       OF PERIOD        EXPENSES          REVENUES          ADDITIONS         PERIOD
---------------------------------------      -----------     ------------      -------------    ---------------    ------------
For the year ended September 30, 1996:
  Accumulated depreciation .............     $ 7,420,000     $   450,000     $      --          $  (901,000)(2)     $ 6,969,000
  Accumulated amortization .............       2,498,000         592,000            --               (2,000)          3,088,000
  Unamortized discount on software
     license agreements ................         321,000            --            77,000(1)        (160,000)(1)         238,000
For the year ended September 30, 1997
  Accumulated depreciation .............     $ 6,969,000     $   419,000     $      --          $   (86,000)(2)     $ 7,302,000
  Accumulated amortization .............       3,088,000         617,000            --                 --             3,705,000
  Unamortized discount on software
    license agreements .................         238,000            --           445,000(1)        (177,000)(1)         506,000
For the year ended September 30, 1998
  Accumulated depreciation .............     $ 7,302,000     $   425,000     $      --          $(2,151,000)(2)     $ 5,576,000
  Accumulated amortization .............       3,705,000         314,000            --                 --             4,019,000
  Unamortized discount on software
    License agreements .................         506,000            --           121,000(1)        (267,000)(1)         360,000


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

                                                                     SCHEDULE IX

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS
                      THREE YEARS ENDED SEPTEMBER 30, 1998



          COLUMN A                  COLUMN B             COLUMN C            COLUMN D            COLUMN E             COLUMN F
          --------                  --------             --------            --------            --------             --------
                                                                              MAXIMUM             AVERAGE             WEIGHTED
                                                         WEIGHTED             AMOUNT              AMOUNT              AVERAGE
    CATEGORY OF AGGREGATE          BALANCE AT            AVERAGE            OUTSTANDING         OUTSTANDING        INTEREST RATE
    SHORT-TERM BORROWINGS         END OF PERIOD     INTEREST RATE (2)      DURING PERIOD       DURING PERIOD     DURING PERIOD (2)
  ------------------------       ---------------    -----------------      -------------       -------------     -----------------
  Note payable to bank (1)            $350,000            9.25%                $600,000             $361,000           9.25%

(1) Note payable originated in May 1997 with a borrowing limit of $500,000. In May 1998, the note payable to the bank was increased to an aggregate amount of $1,500,000. The borrowings as of September 30, 1997 were $147,000.

(2) Calculated by multiplying the number of days applicable to each interest rate change times the applicable interest rate and dividing the results by 365 days.

                                                                      SCHEDULE X


                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      THREE YEARS ENDED SEPTEMBER 30, 1998


                COLUMN A                                   COLUMN B
----------------------------------------      ------------------------------------
                                                      FISCAL YEAR ENDED
                                                        SEPTEMBER 30,
                                              ------------------------------------
                  ITEM                            1998         1997          1996
----------------------------------------      ------------  ------------  --------

Maintenance and repairs.................     $  88,000     $ 214,000     $ 172,000
Amortization of internally developed
software................................       314,000       617,000       592,000
Royalties...............................            --        93,000       125,000
Advertising costs.......................        90,000       112,000       114,000


                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 9th day of December, 1998.

                                        MPSI SYSTEMS INC.


                                        By /s/ Ronald G. Harper
                                           -----------------------------------
                                           Ronald G. Harper
                                           Chairman of the Board,
                                           President and Chief
                                           Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

        /s/ Ronald G. Harper             Chairman of the Board,                 December 9, 1998
--------------------------------         President and Chief
          Ronald G. Harper               Executive Officer



         /s/ James C. Auten              Vice President and Chief--             December 9, 1998
--------------------------------          Financial Officer
           James C. Auten


      s/ John C. Bumgarner, Jr.          Director                               December 9, 1998
--------------------------------
       John C. Bumgarner, Jr.


          /s/ David L. Huff              Director                               December 9, 1998
--------------------------------
            David L. Huff


         /s/ Joseph C. McNay             Director                               December 9, 1998
--------------------------------
           Joseph C. McNay


         /s/ John J. McQueen             Director                               December 9, 1998
--------------------------------
           John J. McQueen


         /s/ Bryan D. Porto              Director                               December 9, 1998
--------------------------------
           Bryan D. Porto


    The Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 1, 1999 has not yet been sent to stockholders. Copies of such materials will be furnished to the Commission at such time as they are sent to stockholders.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                              EXHIBIT
-------                             -------

10.1   -- MPSI Systems Inc. 1998 Stock Plan

10.7   -- MPSI Corporate Headquarters Facility Lease

21.1   -- List of Subsidiaries

23.1   -- Consent of Independent Auditors -- Ernst & Young LLP

27.1   -- Financial Data Schedule
