Form 10-Q
period 1998-12-31
MPSI SYSTEMS INC
filed 1999-02-12
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR THE THREE MONTHS ENDED DECEMBER 31, 1998         COMMISSION FILE NO. 0-11527



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

Yes  X            No
   -----            -----


Number of shares of common stock outstanding at December 31, 1998 -   2,849,454
                                                                   -------------

                                      INDEX

                                                                                   Page No.
                                                                                   --------

Part I.  FINANCIAL INFORMATION:
      Financial Statements:
           Consolidated Balance Sheets - December 31, 1998
                and September 30, 1998 .........................................      3

           Consolidated Statements of Operations -
                Three Months Ended December 31, 1998 and 1997 ..................      5

           Consolidated Statement of Stockholders' Equity -
                Three Months Ended December 31, 1998 ...........................      6

           Consolidated Statements of Cash Flow -
                Three Months Ended December 31, 1998 and 1997 ..................      7

           Notes To Consolidated Financial Statements ..........................      8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations .....................................      9


Part II.  OTHER INFORMATION (Including Index to Exhibits) ......................     12



SIGNATURES .....................................................................     13

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Assets
---------------------------------------------------------------------------------------------
                                                                 December 31,    September 30,
                                                                     1998            1998
---------------------------------------------------------------------------------------------
                                                                  (unaudited)
Current assets
      Cash and cash equivalents                                  $   480,000     $   224,000

      Short-term investments, at cost                                  3,000           3,000

      Receivables:
           Trade                                                   4,587,000       4,207,000
           Current portion of long-term receivables                1,331,000       1,275,000

      Work in process inventory                                      215,000         107,000

      Prepayments                                                    196,000          81,000
---------------------------------------------------------------------------------------------
                Total current assets                               6,812,000       5,897,000

Long-term receivables, net of current portion
      and unamortized discount                                     2,253,000       2,201,000

Property and equipment, net of accumulated amortization              949,000         962,000

Software products, net of accumulated amortization                   335,000         280,000

Other assets                                                         165,000         150,000
---------------------------------------------------------------------------------------------

                Total assets                                     $10,514,000     $ 9,490,000
============================================================================================


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)



Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------
                                                                       December 31,     September 30,
                                                                           1998              1998
----------------------------------------------------------------------------------------------------
                                                                       (unaudited)
Current liabilities:
      Note payable to bank (Note 4)                                   $  1,180,000      $    350,000
      Accounts payable                                                     770,000           889,000
      Accrued liabilities                                                  926,000         1,173,000
      Deferred revenue                                                   2,374,000         1,929,000
----------------------------------------------------------------------------------------------------
                Total current liabilities                                5,250,000         4,341,000

Non-current deferred revenue                                             1,300,000         1,346,000
Non-current deferred income taxes (Note 2)                                  88,000            86,000
Other noncurrent liabilities                                               158,000           172,000
----------------------------------------------------------------------------------------------------
                Total liabilities                                        6,796,000         5,945,000
----------------------------------------------------------------------------------------------------

Commitments and contingencies                                                   --                --

Stockholders' equity:
      Preferred Stock, $.10 par value, 1,000,000
           shares authorized, none issued or
           outstanding                                                          --                --
      Common Stock, $.05 par value, 20,000,000 shares
           authorized, 2,849,000 shares issued
           and outstanding at December 31, 1998
           and September 30, 1998                                          142,000           142,000
      Junior Common Stock, $.05 par value, 500,000
           shares authorized, none issued or
           outstanding                                                          --                --

      Additional paid-in capital                                        13,079,000        13,079,000

      Deficit                                                          (10,264,000)      (10,359,000)

      Foreign currency translation adjustment                              761,000           683,000
----------------------------------------------------------------------------------------------------
      Total stockholders' equity                                         3,718,000         3,545,000
----------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity                      $ 10,514,000      $  9,490,000
====================================================================================================

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended December 31,
                                                                  -------------------------------
                                                                      1998            1997
-----------------------------------------------------------------------------------------------------------
Revenues:
      Software maintenance and information services              $ 4,433,000      $ 4,704,000
      Software                                                       120,000           58,000
-----------------------------------------------------------------------------------------------------------

           Total revenues                                          4,553,000        4,762,000
-----------------------------------------------------------------------------------------------------------

Cost of Sales:
      Software maintenance and information services                1,811,000        1,751,000
      Software                                                        51,000          179,000
-----------------------------------------------------------------------------------------------------------

           Total cost of sales                                     1,862,000        1,930,000
-----------------------------------------------------------------------------------------------------------

           Gross profit                                            2,691,000        2,832,000
Operating expenses:
      General and administrative                                     733,000          674,000
      Marketing                                                    1,478,000        1,725,000
      Research and development                                       336,000          429,000
-----------------------------------------------------------------------------------------------------------

           Total operating expenses                                2,547,000        2,828,000
-----------------------------------------------------------------------------------------------------------

           Operating income                                          144,000            4,000
Other income (expense):
      Interest income                                                 56,000           71,000
      Interest expense                                               (13,000)         (12,000)
      Gain (loss) on foreign exchange                                 27,000          (98,000)
      Other, net                                                       6,000           36,000
-----------------------------------------------------------------------------------------------------------

           Income before income taxes                                220,000            1,000
Provision for income taxes                                           125,000           36,000
-----------------------------------------------------------------------------------------------------------

           Net income (loss)                                     $    95,000      $   (35,000)
===========================================================================================================


Per Share:  Basic and diluted income (loss) per common share     $       .03      $      (.01)



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)





--------------------------------------------------------------------------------------------------------------------------
                                                                                             Foreign
                                    Common stock           Additional                        currency            Total
                                ---------------------       paid-in                         translation      stockholders'
                                 Shares       Amount        capital         Deficit         adjustment          equity
--------------------------------------------------------------------------------------------------------------------------
Balance,
    September 30, 1998          2,849,000    $142,000     $13,079,000    $(10,359,000)      $ 683,000          $ 3,545,000
    Net loss                            -           -               -          95,000               -               95,000
    Foreign currency
      translation adjustment            -           -               -               -          78,000               78,000
--------------------------------------------------------------------------------------------------------------------------
Balance,
    December 31, 1998           2,849,000    $142,000     $13,079,000    $(10,264,000)      $ 761,000          $ 3,718,000
==========================================================================================================================




See accompanying notes to consolidated financial statements .

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                    (NOTE 2)


--------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended December 31,
                                                                                           -------------------------------
                                                                                                 1998              1997
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                                   $      95,000       $   (35,000)
Adjustments to reconcile income (loss) from continuing operations to cash used by continuing operations:
           Depreciation and amortization of property and equipment                               100,000           105,000
           Amortization of software products                                                      50,000           179,000
Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                                          (484,000)       (1,149,000)
           Inventories                                                                          (108,000)           14,000
           Other                                                                                (130,000)          (20,000)
      Increase (decrease) in liabilities:
           Trade payables and accruals                                                          (221,000)         (286,000)
           Taxes payable                                                                         (88,000)          (79,000)
           Deferred revenue                                                                      401,000           (82,000)
--------------------------------------------------------------------------------------------------------------------------

           Net cash used by operations                                                          (385,000)       (1,353,000)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Purchase equipment                                                                         (84,000)          (28,000)
      Software development                                                                      (105,000)                -
--------------------------------------------------------------------------------------------------------------------------

           Net cash used by investing activities                                                (189,000)          (28,000)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from debt                                                                         830,000           303,000
      Exercise of stock options                                                                        -            15,000
--------------------------------------------------------------------------------------------------------------------------

           Net cash provided by financing activities                                             830,000           318,000
--------------------------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents                                                 256,000        (1,063,000)

Cash and cash equivalents at beginning of period                                                 224,000         1,599,000
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                 $     480,000      $    536,000
==========================================================================================================================

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
1.    General Notes

      Certain notes to the September 30, 1998 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended December 31, 1998. Accordingly, reference should be made to the audited financial statements at September 30, 1998.

      In the opinion of the Company, the unaudited consolidated financial statements as of December 31, 1998 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.


--------------------------------------------------------------------------------
2.    Supplemental Cash Flow Information

      The Company paid interest of $13,000 and $12,000 during the three months ended December 31, 1998 and 1997, respectively, related to certain lease obligations and supplier financing arrangements. Income taxes of $196,000 and $114,000 were paid during the quarters ended December 31, 1998 and 1997, respectively, including foreign income taxes withheld at the source from remittances by customers.


--------------------------------------------------------------------------------
3.    Income Taxes

      In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The Company has not yet received a final report of the results and believes that the resolution of any items raised will not have a material effect on its financial position.


--------------------------------------------------------------------------------
4.    Note Payable to Bank

      In May 1998, the Company expanded its bank line of credit through April 1999 in the aggregate amount of $1,500,000 which is secured by billed accounts receivable and current portions of long-term receivables; $1,180,000 was outstanding at December 31, 1998. Outstanding balances bear interest at a floating rate based on NationsBank's corporate lending rate plus 1% (8.75% at December 31, 1998). The Agreement requires that the Company shall maintain Tangible Net Worth of not less than $3.5 million, shall maintain reasonable and customary insurance, and shall not, without authorization of lender, undertake to lend money, invest in other entities or guarantee debt of others during the term of the Agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATION
                     FOR THE QUARTER ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

MPSI reported net income of $95,000 or $.03 per share on revenues of $4.6 million for the quarter ended December 31, 1998 compared with a net loss of $35,000 or $.01 per share on revenues of $4.8 million for the comparable quarter last year. As discussed in more detail below, revenues were down slightly from last year while margin percentages remained consistent with those reported for the quarter ended December 31, 1997. The increase in net income results primarily from decreased operating expenses and gains relating to foreign exchange transactions in the Pacific Rim.

Revenues of $4.6 million for the first quarter of fiscal 1999 represent a decrease of approximately 4% or $209,000 compared with last year. MPSI maintained its North American business level, which included a new software license agreement with a regional client. The Company's business in Latin America and Europe during the quarter decreased as compared with last year's quarter due to the timing of revenue on certain multi-year contracts. The combination of petroleum deregulation in Japan and turmoil in the economies of the Pacific Rim, where clients were undergoing reorganizations to cope with weaker currencies and uncertainties in the banking systems, resulted in lower revenues during the December 1998 quarter compared with December 1997. However, new orders in the December 1998 quarter from Southeast Asia indicated a resurgence of the Asian business which will begin to impact revenues and profitability in the second fiscal quarter of 1999. The timing of long-term software license agreements or renewals and market study orders can significantly affect comparability of reported revenues for any fiscal quarter and, therefore, may not accurately project a trend for the remainder of the fiscal year.

Revenue and gross profit from the Company's pricing product line was $601,000 and $446,000, respectively, for the quarter ended December 31, 1998 as compared to $210,000 and $174,000, respectively, for the comparable quarter last year. This increase in pricing revenue and profitability reflects growth in both the number of clients and markets utilizing these products. The Company continues to place emphasis on a fully integrated product offering and process improvements over and above its traditional retail/site evaluation niche. Accordingly, the Company has undertaken three new initiatives designed to (a) reduce software complexity and improve flexibility in order to open up new petroleum market segments and/or industries, (b) leverage the substantial data warehouse that MPSI has accumulated over the years, and (c) open new sales channels for existing products utilizing the world wide web. Included in expenses during the quarter ended December 31, 1998 were costs of more than $97,000 related to these initiatives (without revenue offset during start-up).

The Company's gross profit on information services during the quarter ended December 31, 1998 increased to 42% as compared with 37% during the December 1997 quarter. MPSI has consistently implemented new technology in its information services business, particularly over the last eight months, in order to counterbalance rising labor costs. The Company implemented a new strategic initiative in mid 1997 wherein the average timeline for data service projects has been reduced through additional process revisions. The Company will continue to aggressively look at all aspects of its software and information services to determine ways to reduce costs. The software re-engineering noted above will also allow the Company to significantly alter its database processes and further reduce costs beginning in the fourth fiscal quarter of 1999. Additionally, margins were favorably impacted by the signing of a new client late in the quarter which allowed the company to leverage information from studies which were previously completed. Software cost of sales, including software amortization, decreased $128,000 as compared to the same period last year. This change reflects the maturity of certain products developed in prior years. Later this year, management anticipates introduction of its CAPS software for its Japanese clients and a new but complementary software system. Upon completion of these projects, amortization of capitalized costs should increase to levels more comparable with the December 31, 1997 quarter.

Operating expenses in total for the quarter ended December 31, 1998 decreased $281,000 (10%) as compared with the first quarter last fiscal year. General and administrative expenses were up approximately $59,000 (9%) primarily as a result of the timing of the payment of franchise taxes (which were reflected in the second fiscal quarter last year) and income tax payments made on behalf of certain expatriate employees. Marketing costs decreased approximately $247,000 (14%) resulting from the downsizing of certain international offices and other personnel reductions through normal attrition during the latter part of fiscal 1998. The Company is evaluating the effectiveness of its marketing efforts to determine what further managed attrition, if any, is required. Research and development costs decreased approximately $93,000 (22%) as a result of higher cost capitalization as explained below under Financial Condition and Liquidity.

During the quarter ended December 31, 1998, the Singapore Dollar and the Japanese Yen strengthened against the U.S. dollar resulting in foreign exchange gains recognized on transactions invoiced to the Pacific Rim in those currencies. Currency transaction gains for the first quarter of fiscal 1999 were $27,000 compared with losses of $98,000 for the comparable quarter last year. Currency swings can substantially affect quarterly results, but management anticipates a more stable environment for the remainder of fiscal year 1999.

Income taxes of $125,000 (57% effective rate) on net income of $220,000 for the quarter ended December 31, 1998 resulted from foreign withholdings ($111,000) and taxes on income from foreign subsidiaries ($14,000) as compared to $36,000 ($29,000 foreign withholdings and $7,000 tax on foreign subsidiaries) on losses of $35,000 reported December 31, 1997. The effective U.S. tax rate for fiscal 1999 was reduced through the application of $154,000 of tax credits, carried forward from prior years, against U.S. source income.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of approximately $1.6 million during the quarter ended December 31, 1998 was comparable with $1.6 million at September 30, 1998 (but decreased from the $2.8 million at December 31, 1997). A reduction of cash flow from operations, as set forth in the Consolidated Statements of Cash Flow, is consistent with historical trends in the Company's first fiscal quarter. This results from most of the Company's clients utilizing the majority of their capital budgets earlier in the calendar year and the result of holidays in the first fiscal quarter which affect delivery and final billings. Trade receivables net of associated deferred revenues at December 31, 1998 were comparable with September 30, 1998. Trade accounts payable and accruals decreased approximately $366,000 during the quarter ended December 31, 1998. The Company continues to fund its activities primarily from operations but has utilized an additional $830,000 of its available credit line during the quarter, bringing the outstanding balance on the line to $1,180,000 at December 31, 1998. In line with historical trends, management expects to substantially reduce the outstanding balance during the second fiscal quarter of 1999. Backlog of $16.0 million at December 31, 1998 increased approximately 18% from $13.6 million at September 30, 1998 as a result of several significant orders received from North American, Japanese, and Southeast Asia customers late in the first quarter. The trend of strengthening orders in Southeast Asia should result in improved profits later in the fiscal year as these leveraged projects are completed. Backlog at December 31, 1998 was comparable with the December 31, 1997 level.

As set forth in the Consolidated Statements of Cash Flow, MPSI expended approximately $105,000 for capitalized programming of new software products/versions during the quarter ended December 31, 1998 compared with $81,000 during the same quarter last fiscal year. The higher capitalized costs in the current quarter were the result of CAPS development for the Japanese markets and re-engineering of the Company's core software system.

During the quarter ended December 31, 1998, the Company spent approximately $84,000 on personal computer equipment and software as compared with $29,000 in first fiscal quarter of 1997. Such expenditures were part of a plan initiated in fiscal 1998 to upgrade internal systems and achieve Y2K compliance (see below). No firm commitments had been made for additional computer equipment at December 31, 1998. The Company expects to upgrade present equipment, as needed, throughout the remainder of the year through funding from operations.

Changes in stockholder's equity since September 30, 1998, are the result of routine recognition of the results of operations for the quarter and variation in the foreign currency translation adjustment relating to the consolidation of foreign subsidiaries, brought about by the currency valuation benefits as discussed above.

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

    MPSI's assessment of the impact of this issue has encompassed (1) internally utilized systems, (2) software held for resale, (3) computerized information and software provided by third parties which might be integral to client usage of MPSI products, and (4) compliance issues related entirely to the state of readiness by major customers and vendors. Set forth below is the status of each review and the estimated impact, to the extent that management can determine it:

o Internal Systems. MPSI has assessed and tested its financial accounting systems, production control systems, software/data development applications, internal hardware, and other internal management information systems and believes them to be materially Year 2000 compliant. No significant costs have been expended. Costs yet to be incurred are estimated to be less than $75,000.

o MPSI Software Held for Resale. The Company has evaluated and tested the date sensitivity features of its applications software held for resale to customers and believes that there are no material unresolved Year 2000 compliance issues. MPSI's products typically are not date sensitive in nature, and no significant costs were incurred or are anticipated in the future.

o Third Party Systems. MPSI has queried all critical external suppliers of applications software, operating systems and PC computer equipment which we believe are integral components of a client's computer network that could affect the performance of MPSI products in that environment. While such products are not directly embedded in the MPSI product delivery, their Year 2000 compliance could affect a client's satisfaction with the use of MPSI products on site. Although not all inquiries have been completed and additional issues could yet be discovered, management estimates that it has received compliance satisfaction from all of the third party vendors that could materially impact MPSI product performance. Although no significant costs have been incurred to date relative to this category of computerized process, management is unable to assess future costs associated with as yet unidentified issues.

o Customers and Vendors. MPSI's evaluation of the potential impact of Year 2000 readiness by major customers and data suppliers is not yet complete. Such evaluations should be completed by March 31, 1999 and should cost less than $25,000 to complete. To date, management has identified two potential issues: (1) remote product support, and (2) general client system failures. Other than the applications software delivered to clients as discussed above, the Company has limited direct interfaces with computerized systems of its customers or vendors, except that MPSI does provide a variety of product support and installation support services using remote access to client systems. We do not expect those interfaces to be materially impacted by Year 2000 issues, but in the event that they were, manual support could supplant the remote support without significantly affecting client relationships (although on-site support would be more expensive for a period). Should major clients experience general systems failures as the result of their planning for Year 2000, MPSI could be substantially impacted on a temporary basis. However, as most of MPSI's applications software can run on a single PC if necessary, our contingency plan contemplates transfer of client delivered software from its network configuration to compliant individual PC equipment until a client's overall system problems can be resolved. As clients and vendors are often unable or unwilling to share information about their state of Year 2000 readiness, management does not have sufficient information concerning the state of readiness of major customers/vendors, and assessment of the potential costs of the contingency plan (which might have to be partially borne by MPSI) cannot be determined.

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

            (b) Reports on Form 8-K - No reports on such form were filed during the quarter ended December 31, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                                 MPSI SYSTEMS INC.




Date     February 10, 1999                    By  /s/ Ronald G. Harper
      -----------------------                    ------------------------------
                                                 Ronald G. Harper, President
                                                 (Chief Executive Officer) and
                                                 Director





Date     February 10, 1999                    By      /s/ James C. Auten
      -----------------------                    ------------------------------
                                                 James C. Auten, Vice President
                                                 (Chief Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                        Description                                                        Page
-------                       ------------                                                       ----
   11.1                       Earnings Per Share Computation                                       15

   27.1                       Financial Data Schedule                                              16