Form 10-Q
period 1999-03-31
MPSI SYSTEMS INC
filed 1999-05-12
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the six months ended March 31, 1999              Commission file no. 0-11527




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

Yes   X             No
    -----              -----


Number of shares of common stock outstanding at March 31, 1999 -       2,849,454
                                                                ----------------

                                      INDEX


                                                                                                              Page No.
                                                                                                              --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:

           Consolidated Balance Sheets - March 31, 1999 and September 30, 1998 .......................             3

           Consolidated Statements of Operations - Three Months and Six Months
                Ended March 31, 1999 and 1998 ........................................................             5

           Consolidated Statement of Stockholders' Equity - Six Months
                Ended March 31, 1999 .................................................................             6

           Consolidated Statements of Cash Flow -
                Six Months Ended March 31, 1999 and 1998 .............................................             7

           Notes To Consolidated Financial Statements ................................................             8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...........................................................             9



Part II.  OTHER INFORMATION (Including Index to Exhibits) ............................................            13



SIGNATURES      ......................................................................................            14

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           MARCH 31,      SEPTEMBER 30,
ASSETS                                                       1999             1998
                                                          ----------      ------------
                                                          (UNAUDITED)
Current assets:

      Cash and cash equivalents                           $  177,000       $  224,000
      Short-term investments, at cost                          3,000            3,000
      Receivables:
           Trade                                           3,608,000        4,207,000
           Current portion of long-term receivables        1,696,000        1,275,000

      Inventories                                            206,000          107,000

      Prepayments                                             85,000           81,000
                                                          ----------       ----------
                Total current assets                       5,775,000        5,897,000

Property and equipment, net                                  953,000          962,000

Long-term receivables, net of current portion
      and unamortized discount                             2,074,000        2,201,000

Software products, net                                       579,000          280,000

Other assets                                                 183,000          150,000
                                                          ----------       ----------

                Total assets                              $9,564,000       $9,490,000
                                                          ==========       ==========


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


                                                                          MARCH 31,         SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1999                1998
                                                                        ------------        ------------
                                                                        (UNAUDITED)
Current liabilities:

      Accounts payable                                                  $    884,000        $    889,000
      Accrued liabilities                                                  1,272,000           1,173,000
      Note payable under bank line of credit                                 275,000             350,000
      Deferred revenue                                                     1,651,000           1,929,000
                                                                        ------------        ------------
                Total current liabilities                                  4,082,000           4,341,000

Noncurrent deferred revenue                                                1,277,000           1,346,000
Other noncurrent liabilities                                                 231,000             258,000
                                                                        ------------        ------------

                Total liabilities                                          5,590,000           5,945,000
                                                                        ------------        ------------

Commitments and contingencies                                                   --                  --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                               --                  --

      Common Stock, $.05 par value, 20,000,000 shares authorized,
           2,849,000 shares issued and outstanding
           at March 31, 1999 and September 30, 1998                          142,000             142,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                               --                  --

      Additional paid-in capital                                          13,079,000          13,079,000

      Deficit                                                             (9,999,000)        (10,359,000)

      Other accumulated comprehensive income                                 752,000             683,000
                                                                        ------------        ------------

                Total stockholders' equity                                 3,974,000           3,545,000
                                                                        ------------        ------------

                Total liabilities and stockholders' equity              $  9,564,000        $  9,490,000
                                                                        ============        ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                                          -----------------------------      -----------------------------
                                                                 1999              1998             1999              1998
                                                          -----------       -----------      -----------       -----------
Revenues:
    Software maintenance/information services             $ 5,226,000       $ 4,169,000      $ 9,659,000       $ 8,873,000
    Software licensing                                        144,000           242,000          264,000           300,000
                                                          -----------       -----------      -----------       -----------

       Total revenues                                       5,370,000         4,411,000        9,923,000         9,173,000
                                                          -----------       -----------      -----------       -----------

Cost of Sales:
    Software maintenance/information services               2,189,000         2,052,000        4,000,000         3,803,000
    Software licensing                                          5,000            57,000           56,000           236,000
                                                          -----------       -----------      -----------       -----------

            Total cost of sales                             2,194,000         2,109,000        4,056,000         4,039,000
                                                          -----------       -----------      -----------       -----------

       Gross profit                                         3,176,000         2,302,000        5,867,000         5,134,000
Operating expenses:
    General and administrative                                798,000           916,000        1,531,000         1,590,000
    Marketing                                               1,669,000         1,796,000        3,147,000         3,521,000
    Research and development                                  330,000           549,000          666,000           978,000
                                                          -----------       -----------      -----------       -----------

       Total operating expenses                             2,797,000         3,261,000        5,344,000         6,089,000
                                                          -----------       -----------      -----------       -----------

       Operating income (loss)                                379,000          (959,000)         523,000          (955,000)
Other income (expense):
    Interest income                                            58,000            68,000          114,000           139,000
    Interest expense                                         (101,000)          (34,000)        (114,000)          (46,000)
    Foreign exchange                                          (63,000)            8,000          (36,000)          (54,000)
    Other, net                                                 11,000             5,000           17,000             5,000
                                                          -----------       -----------      -----------       -----------

       Income (loss) before income taxes                      284,000          (912,000)         504,000          (911,000)
Provision for income taxes                                     19,000           322,000          144,000           286,000
                                                          -----------       -----------      -----------       -----------

       Net income (loss)                                  $   265,000       $  (590,000)     $   360,000       $  (625,000)
                                                          ===========       ===========      ===========       ===========

Per Share:  Basic and diluted income (loss)
    per common share                                      $       .09       $      (.21)     $       .12       $      (.22)


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                                                      OTHER
                                           COMMON STOCK       ADDITIONAL                        ACCUMULATED            TOTAL
                          -----------------------------          PAID-IN                      COMPREHENSIVE    STOCKHOLDERS'
                                SHARES           AMOUNT          CAPITAL          DEFICIT            INCOME           EQUITY
                          ------------     ------------     ------------     ------------     -------------    -------------
Balance,
    September 30,
    1998                     2,849,000     $    142,000     $ 13,079,000     $(10,359,000)     $    683,000     $  3,545,000

Comprehensive income:
    Net income                    --               --               --            360,000              --            360,000
    Other accumulated
        comprehensive
        income                    --               --               --               --              69,000           69,000
                          ------------     ------------     ------------     ------------      ------------     ------------
Total comprehensive
    income                        --               --               --            360,000            69,000          429,000
                          ------------     ------------     ------------     ------------      ------------     ------------
Balance,
    March 31, 1999           2,849,000     $    142,000     $ 13,079,000     $ (9,999,000)     $    752,000     $  3,974,000
                          ============     ============     ============     ============      ============     ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED MARCH 31,
                                                                                 --------------------------------
                                                                                     1999                1998
                                                                                 ------------        ------------

Net income                                                                       $    360,000        $   (625,000)

Adjustments to reconcile net income to cash provided (used) by operations:
      Depreciation                                                                    202,000             212,000
      Amortization                                                                     56,000             224,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                                295,000          (1,438,000)
           Inventories                                                                (99,000)             (1,000)
           Other assets                                                               (37,000)             55,000
      Increase (decrease) in liabilities:
           Trade payables and accruals                                                225,000             116,000
           Taxes payable                                                              (80,000)           (420,000)
           Deferred revenue                                                          (345,000)            353,000
                                                                                 ------------        ------------

Net cash provided (used) by operating activities                                      577,000          (1,524,000)
                                                                                 ------------        ------------

Cash flow from investing activities:
      Purchase equipment                                                             (194,000)            (48,000)
      Software development                                                           (355,000)               --
                                                                                 ------------        ------------

Net cash used by investing activities                                                (549,000)            (48,000)
                                                                                 ------------        ------------

Cash flow from financing activities:
      Net borrowing under bank line of credit                                         (75,000)            353,000
      Proceeds from exercised stock options                                              --                28,000
                                                                                 ------------        ------------

Net cash provided (used) by financing activities                                      (75,000)            381,000
                                                                                 ------------        ------------

Decrease in cash and cash equivalents                                                 (47,000)         (1,191,000)
Cash and cash equivalents at beginning of period                                      224,000           1,599,000
                                                                                 ------------        ------------

Cash and cash equivalents at end of period                                       $    177,000        $    408,000
                                                                                 ============        ============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    GENERAL NOTES:

      Certain notes to the September 30, 1998 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the six months ended March 31, 1999. Accordingly, reference should be made to the audited financial statements at September 30, 1998.

      In the opinion of the Company, the unaudited consolidated financial statements as of March 31, 1999 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $114,000 and $46,000 during the six months ended March 31, 1999 and 1998, respectively. Income taxes of $224,000 and $135,000 were paid during the six months ended March 31, 1999 and 1998, respectively.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

MPSI reported net income of $265,000 or $.09 per share on revenues of $5.4 million for the quarter ended March 31, 1999 compared with a net loss of $590,000 or $.21 per share on revenues of $4.4 million for the comparable quarter last year. For the six months ended March 31, 1999 MPSI reported net income of $360,000 or $.12 per share on revenues of $9.9 million. This compared with a net loss of $625,000 or $.22 per share on revenues of $9.2 million for the comparable six months of last fiscal year. As discussed in more detail below, revenues and margins for the quarter and six months ended March 31, 1999 were up, while operating expenses decreased significantly due to reorganization of the Company's foreign offices and an increased emphasis on new product offerings resulting in increased capitalization of development costs.

Revenues of $5.4 million for the second quarter of fiscal 1999 represent an increase of approximately 22% or $959,000 as compared with last year. Revenues increased $811,000 (62%) in the Pacific Rim over the same quarter last year as a result of a resurgence of business in Korea, Malaysia and Thailand, and the renewal of a software license with a major client in that region . Revenues in the European region decreased slightly as compared to the second quarter last year while nominal increases in revenues from North America, Latin America and MPSI's consulting business unit offset those reductions.

Revenues of $9.9 million for the six months ended March 31, 1999 represent an 8% or $750,000 increase over the same six months of fiscal 1998. Driven by the second quarter performance of the Pacific Rim, revenues increased $589,000 (20%) over the comparable period last year in that region. For the six months ended March 31, 1999, the European region generated $280,000 of revenue which compared to $1,152,000 last year. The revenue decline is primarily the result of the timing of revenue on certain multi-year contracts. The Company expects that by the end of fiscal year 1999 revenues in the European region will approximate those recorded in fiscal 1998.

Revenue and gross profit from the Company's pricing product line (principally North American customers) were $593,000 and $367,000, respectively, for the quarter ended March 31, 1999 as compared to $244,000 and $204,000, respectively, for the comparable quarter last year. For the six months ended March 31, 1999 revenue and gross profit were $1,194,000 and $813,000, respectively, as compared with $454,000 and $378,000, respectively, for the comparative period last fiscal year. This increase in pricing revenue and profitability reflects growth in both the number of clients and markets utilizing these products.

The Company continues to place emphasis on a fully integrated product offering and process improvements over and above its traditional retail/site evaluation niche. Accordingly, the Company has undertaken three new initiatives designed to
(a) reduce software complexity and improve flexibility in order to open up new petroleum market segments and/or industries, (b) leverage the substantial data warehouse that MPSI has accumulated over the years, and (c) open new sales channels for existing products utilizing the worldwide web. Included in expenses during the quarter and six months ended March 31, 1999 were costs of more than $380,000 and $440,000, respectively, related to these initiatives (without revenue offset during start-up).

The Company's gross profit on information services during the quarter ended March 31, 1999 increased to 57% as compared with 50% during the March 1998 quarter. Margins on information services for the six months ended March 31, 1999 were 58% as compared to 56% for the comparable period last year. MPSI has consistently implemented new technology in its information services business in order to counterbalance rising labor costs and maintain the ability to competitively price its products. The Company implemented a new strategic initiative in mid 1997 wherein the average timeline for data service projects has been reduced through additional process revisions. The Company will continue to aggressively look at all aspects of its software and information services to determine ways to reduce costs. The software re-engineering noted above will also allow the Company to significantly alter its database processes and further reduce costs beginning in the fourth fiscal quarter of 1999. Additionally, year to date margins were favorably impacted by the signing of a significant client late in the first quarter which allowed the Company to leverage information from studies which were previously completed. Software cost of sales, including software amortization, decreased $52,000 and $180,000, respectively, for the quarter and six months ended March 31, 1999 as compared to the same periods last year. This change reflects the complete amortization of certain products developed in prior years. Later this year, management anticipates introduction of its CAPS software for its Japanese clients and a new but complementary software system in North America. Upon completion of these projects, amortization of capitalized costs should increase to levels more comparable with prior years.

Operating expenses in total for the quarter and six months ended March 31, 1999 decreased $464,000 (14%) and $745,000 (12%), respectively, as compared with the same periods last fiscal year. General and administrative expenses were down approximately $118,000 (13%) and $59,000 (4%), respectively, for the quarter and six months primarily as a result of the payment of consulting fees related to an IRS audit during the second fiscal quarter of last year. Marketing costs for the second fiscal quarter and six months ended March 31, 1999 decreased approximately $435,000 (24%) and $742,000 (21%), respectively, as compared to last year. Both the quarterly and year to date decreases are the result of corporate reorganizations of certain international offices and other personnel reductions through normal attrition during the latter part of fiscal 1998. These decreases in marketing expenses are offset by data unit start-up costs of $308,000 and $368,000, respectively, for the quarter and six months ended March 31, 1999. Research and development costs decreased approximately $219,000 (40%) and $312,000 (32%), respectively, for the quarter and six months ended March 31, 1999 as a result of higher cost capitalization as explained below under Financial Condition and Liquidity.

During the quarter ended March 31, 1999, the Singapore Dollar and the Japanese Yen maintained their value against the U.S. dollar resulting in minimal foreign currency gains/losses on transactions invoiced to the Pacific Rim in those currencies. Transaction gains recognized in the first fiscal quarter were offset by a devaluation of the Brazilian currency during the second quarter. Currency transaction losses for the second quarter and six months ended March 31, 1999 were $63,000 and $36,000, respectively, as compared with an $8,000 gain and $54,000 loss, respectively, for the comparable periods last year. Currency swings can substantially affect quarterly results, but management anticipates a more stable environment for the remainder of fiscal year 1999.

Income taxes on pre-tax income of $284,000 for the quarter ended March 31, 1999 were $19,000 (7% effective rate) resulting from foreign withholdings ($8,000) and taxes on income from foreign subsidiaries ($11,000) as compared to a tax benefit of $322,000 (including $20,000 foreign withholdings and $8,000 tax on foreign subsidiaries) on losses of $590,000 reported for the quarter ended March 31, 1998. Income taxes on pre-tax income of $504,000 for the six months ended March 31, 1999 of $144,000 (29% effective tax rate) are made up of $119,000 foreign withholdings and $25,000 tax on foreign subsidiaries as compared to a tax benefit of $286,000 on a net loss of $911,000 for the comparable period last year. Included in last years tax benefit were foreign withholdings of $49,000 and taxes on foreign subsidiaries of $15,000. The effective U.S. tax rate for both the quarter and six months ended March 31, 1999 is reduced through the application of tax credits, carried forward from prior years, against U.S. income.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of approximately $1.7 million at March 31, 1999 was comparable with $1.6 million at September 30, 1998. Trade receivables (net of associated deferred revenues),\ and trade accounts payable and accruals at March 31, 1999 were comparable with September 30, 1998. The Company continues to fund its activities primarily from operations but utilizes funds from its available credit line as required. At March 31, 1999, the Company had utilized $275,000 of the $1,500,000 available line of credit as compared to $350,000 at September 30, 1998. Although the working capital credit line expires June 30, 1999, the Company is presently negotiating an increased credit line and a renewal of the line for another year. Backlog of $14.2 million at March 31, 1999 increased slightly from $13.6 million at September 30, 1998. New orders received from North American, Japanese, and Southeast Asian customers offset backlog reductions resulting from revenue recognized through March 31, 1999.

As set forth in the Consolidated Statements of Cash Flow, MPSI expended approximately $355,000 for capitalized programming of new software products/versions during the six months ended March 31, 1999. During the same period last fiscal year, there was no new product development in process, as the Company was evaluating new product offerings and maintaining existing products. The higher capitalized costs in the current year are the result of CAPS development for the Japanese markets, re-engineering of the Company's core software system, and development of software to be utilized internally to enhance the production process of database construction and to shorten development times of new product offerings.

During the six months ended March 31, 1999, the Company spent approximately $194,000 principally on computer equipment and software as compared with $48,000 in fiscal 1998. Such expenditures were part of a plan initiated in fiscal 1998 to upgrade internally used computer systems (hardware/software). No firm commitments had been made for additional computer equipment at March 31, 1999. The Company expects to upgrade present equipment, as needed, throughout the remainder of the year through funding from operations.

Changes in stockholders' equity since September 30, 1998 are the result of routine recognition of the results of operations for six months ended March 31, 1999 and variation in the foreign currency translation adjustment.

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

o Customers and Vendors. MPSI's evaluation of the potential impact of Year 2000 readiness by major customers and data suppliers is not yet complete. Slow response from third parties has extended the timeline for this evaluation. Management now expects this phase to be completed by September 30, 1999 and should cost less than $25,000 to complete. To date, management has identified two potential issues: (1) remote product support, and (2) general client system failures. Other than the applications software delivered to clients as discussed above, the Company has limited direct interfaces with computerized systems of its customers or vendors, except that MPSI does provide a variety of product support and installation support services using remote access to client systems. We do not expect those interfaces to be materially impacted by Year 2000 issues, but in the event that they were, manual support could supplant the remote support without significantly affecting client relationships (although on-site support would be more expensive for a period). Should major clients experience general systems failures as the result of their planning for Year

     2000, MPSI could be substantially impacted on a temporary basis. However, as most of MPSI's applications software can run on a single PC if necessary, our contingency plan contemplates transfer of client delivered software from its network configuration to compliant individual PC equipment until a client's overall system problems can be resolved. As clients and vendors are often unable or unwilling to share information about their state of Year 2000 readiness, management does not have sufficient information concerning the state of readiness of major customers/vendors, and assessment of the potential costs of the contingency plan (which might have to be partially borne by MPSI) cannot be determined.

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

------------

Portions of this document may constitute forward-looking statements as defined by federal law. Although the Company believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in the Company's annual report on Form 10-K which is filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION




Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders -

                  (a) The annual stockholders meeting was held February 1, 1999. Proxies were solicited in accordance with Regulation 14 of the Securities Exchange Act of 1934.

                  (b) All members of the Board of Directors, as previously reported in the Company's Form 10-K at September 30, 1998, were re-elected and Ernst & Young LLP were ratified as the certified public accountants.

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K.

                                                                           Page
                                                                           ----

                  (a)      Exhibits:
                           11.1   Earnings per share computation             16
                           27.1   Financial Data Schedule                    17

                  (b)      Reports on Form 8-K - None                        --

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                              MPSI SYSTEMS INC.




Date            May 6, 1999                   By /s/ Ronald G. Harper
     -------------------------                   -------------------------------
                                                 Ronald G. Harper, President
                                                 (Chief Executive Officer) and
                                                 Director



Date            May 6, 1999                   By /s/ James C. Auten
     --------------------------                  -------------------------------
                                                 James C. Auten, Vice President
                                                 (Chief Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number                     Description                               Page
------                     -----------                               ----

11.1                       Earnings Per Share Computation              16

27.1                       Financial Data Schedule                     17