Form 10-Q
period 1999-06-30
MPSI SYSTEMS INC
filed 1999-08-16
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the nine months ended June 30, 1999              Commission file no. 0-11527




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

Yes  X    No
   -----     ------

Number of shares of common stock outstanding at June 30, 1999 -        2,849,454
                                                               -----------------

                                      INDEX




                                                                                                              Page No.
                                                                                                              --------

Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - June 30, 1999 and September 30, 1998 ........................      3

           Consolidated Statements of Operations - Three Months and Nine Months
                Ended June 30, 1999 and 1998 .........................................................      5

           Consolidated Statement of Stockholders' Equity - Nine Months
                Ended June 30, 1999 ..................................................................      6

           Consolidated Statements of Cash Flow -
                Nine Months Ended June 30, 1999 and 1998 .............................................      7

           Notes To Consolidated Financial Statements ................................................      8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...........................................................      9



Part II.  OTHER INFORMATION (Including Index to Exhibits) ............................................     14



SIGNATURES............................................................................................     15

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS
                                                                 JUNE 30,      SEPTEMBER 30,
                                                                   1999            1998
                                                               -------------   -------------
                                                                (UNAUDITED)

Current assets:

      Cash and cash equivalents                                $     739,000   $     224,000
      Short-term investments, at cost                                  3,000           3,000
      Receivables:  (Note 4)
           Trade                                                   3,675,000       4,207,000
           Current portion of long-term receivables                1,981,000       1,275,000

      Inventories                                                    120,000         107,000

      Prepayments                                                     97,000          81,000
                                                               -------------   -------------
                Total current assets                               6,615,000       5,897,000

Property and equipment, net                                          905,000         962,000

Long-term receivables, net of current portion
      and unamortized discount                                     1,485,000       2,201,000

Software products, net                                             1,351,000         280,000

Other assets                                                         179,000         150,000
                                                               -------------   -------------

                Total assets                                   $  10,535,000   $   9,490,000
                                                               =============   =============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              JUNE 30,       SEPTEMBER 30,
                                                                               1999              1998
                                                                           ------------      -------------
                                                                           (unaudited)
Current liabilities:
      Accounts payable ...............................................     $    690,000      $    889,000
      Accrued liabilities ............................................        1,120,000         1,173,000
      Notes payable - Line of Credit  (Note 4) .......................        1,300,000           350,000
      Deferred revenue ...............................................        2,492,000         1,929,000
                                                                           ------------      ------------
                Total current liabilities ............................        5,602,000         4,341,000

Noncurrent deferred revenue ..........................................        1,138,000         1,346,000
Noncurrent deferred income taxes .....................................           86,000            86,000
Other noncurrent liabilities .........................................          141,000           172,000
                                                                           ------------      ------------

                Total liabilities ....................................        6,967,000         5,945,000
                                                                           ------------      ------------

Commitments and contingencies ........................................             --                --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding ....................             --                --

      Common Stock, $.05 par value, 20,000,000 shares authorized,
            2,849,000 shares issued and outstanding at
           June 30, 1999 and September 30, 1998 ......................          142,000           142,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding ....................             --                --

      Additional paid-in capital .....................................       13,079,000        13,079,000

      Deficit ........................................................      (10,386,000)      (10,359,000)

      Foreign currency translation adjustment ........................          733,000           683,000
                                                                           ------------      ------------

                Total stockholders' equity ...........................        3,568,000         3,545,000
                                                                           ------------      ------------

                Total liabilities and stockholders' equity ...........     $ 10,535,000      $  9,490,000
                                                                           ============      ============

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                                  ------------------------------      ------------------------------
                                                       1999              1998             1999              1998
                                                  ------------      ------------      ------------      ------------
Revenues:
    Software maintenance/information services     $  3,928,000      $  4,984,000      $ 13,587,000      $ 13,857,000
    Software licensing                                   1,000           240,000           265,000           540,000
                                                  ------------      ------------      ------------      ------------
       Total revenues                                3,929,000         5,224,000        13,852,000        14,397,000
                                                  ------------      ------------      ------------      ------------
Cost of Sales:
    Software maintenance/information services        1,759,000         2,331,000         5,759,000         6,134,000
    Software licensing                                  30,000            52,000            86,000           288,000
                                                  ------------      ------------      ------------      ------------
            Total cost of sales                      1,789,000         2,383,000         5,845,000         6,422,000
                                                  ------------      ------------      ------------      ------------
       Gross profit                                  2,140,000         2,841,000         8,007,000         7,975,000
Operating expenses:
    General and administrative                         678,000           848,000         2,209,000         2,438,000
    Marketing                                        1,598,000         1,731,000         4,745,000         5,252,000
    Research and development                           260,000           470,000           926,000         1,448,000
                                                  ------------      ------------      ------------      ------------
       Total operating expenses                      2,536,000         3,049,000         7,880,000         9,138,000
                                                  ------------      ------------      ------------      ------------
       Operating income (loss)                        (396,000)         (208,000)          127,000        (1,163,000)
Other income (expense):
    Interest income                                     63,000            81,000           177,000           220,000
    Interest expense                                   (35,000)          (35,000)         (149,000)          (81,000)
    Foreign exchange                                    (6,000)          (96,000)          (42,000)         (150,000)
    Other, net                                         (14,000)           (6,000)            3,000            (1,000)
                                                  ------------      ------------      ------------      ------------
       Income (loss) before income taxes              (388,000)         (264,000)          116,000        (1,175,000)
Provision for income taxes                              (1,000)           44,000           143,000          (242,000)
                                                  ------------      ------------      ------------      ------------
       Net loss                                   $   (387,000)     $   (308,000)     $    (27,000)     $   (933,000)
                                                  ============      ============      ============      ============

Loss per share:
    Basic                                         $       (.14)     $       (.11)     $       (.01)     $       (.33)
    Diluted                                       $       (.13)     $       (.11)     $       (.01)     $       (.33)
                                                  ============      ============      ============      ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)


                                                                                            FOREIGN
                               COMMON STOCK            ADDITIONAL                           CURRENCY                TOTAL
                           ---------------------        PAID-IN                          TRANSLATION         STOCKHOLDERS'
                              SHARES      AMOUNT        CAPITAL         DEFICIT           ADJUSTMENT                EQUITY
                           ---------    --------      -----------     ------------       ------------         ------------
Balance,
    September 30,
        1998               2,849,000    $142,000      $13,079,000     $(10,359,000)        $  683,000         $  3,545,000

    Net loss                       -           -                -          (27,000)                 -              (27,000)

    Foreign currency
        translation
        adjustment                 -           -                -                -             50,000               50,000
                           ---------    --------      -----------     ------------         ----------         ------------

Balance,
    June 30, 1999          2,849,000    $142,000      $13,079,000     $(10,386,000)         $ 733,000          $ 3,568,000
                           =========    ========      ===========     ============         ==========         ============




See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                  (UNAUDITED)


                                                                                        NINE MONTHS ENDED JUNE 30,
                                                                                    ----------------------------------
                                                                                        1999                    1998
                                                                                    -------------           -----------
Net loss                                                                            $     (27,000)          $  (933,000)
                                                                                    -------------           -----------
Adjustments to reconcile net loss to cash provided by operations:
      Depreciation                                                                        306,000               307,000
      Amortization                                                                         82,000               269,000
      Loss on sale or abandonment of equipment                                                  -                 5,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                                    543,000              (665,000)
           Inventories                                                                    (13,000)              (12,000)
           Other assets                                                                   (46,000)               41,000
      Increase (decrease) in liabilities:
           Trade payables and accruals                                                   (134,000)             (185,000)
           Taxes payable                                                                 (101,000)             (425,000)
           Deferred revenue                                                               357,000               342,000
                                                                                    -------------           -----------

Net cash provided (used) by operating activities                                          967,000            (1,256,000)
                                                                                    -------------           -----------

Cash flows from investing activities:
      Proceeds from asset dispositions                                                      1,000                23,000
      Purchase equipment                                                                 (250,000)              (85,000)
      Software development                                                             (1,153,000)              (87,000)
                                                                                    -------------           -----------

Net cash used by investing activities                                                  (1,402,000)             (149,000)
                                                                                    -------------           -----------

Proceeds from bank line of credit                                                         950,000               353,000
Exercised stock options                                                                         -                28,000
                                                                                    -------------           -----------

Net cash provided by financing activities                                                 950,000               381,000
                                                                                    -------------           -----------

Increase (decrease) in cash and cash equivalents                                          515,000            (1,024,000)
Cash and cash equivalents at beginning of period                                          224,000             1,599,000
                                                                                    -------------           -----------

Cash and cash equivalents at end of period                                           $    739,000          $    575,000
                                                                                     ============          ============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    GENERAL NOTES:

      Certain notes to the September 30, 1998 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the nine months ended June 30, 1999. Accordingly, reference should be made to the audited financial statements at September 30, 1998.

      In the opinion of the Company, the unaudited consolidated financial statements as of June 30, 1999 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations.


2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $149,000 and $81,000 during the nine months ended June 30, 1999 and 1998, respectively. Net income taxes of $244,000 and $184,000 were paid during the same respective periods.


3.    INCOME TAXES

      In March 1996, the Internal Revenue Service ("IRS") initiated an examination of tax years 1993 through 1995. The Company has not yet received a final report of the results but believes that the financial statements will not be materially affected as a result of revenue timing matters at issue and pending IRS technical review.


4.    DEBT

      Effective June 30, 1999, the Company renegotiated a line of credit with NationsBank, N. A. at which time the amount of the line was increased to $2,000,000. The agreement is for a twelve-month period and bears interest on any outstanding balances at New York prime plus 1%. The line is secured by substantially all of MPSI's accounts and contracts receivable, together with general intangible assets. At June 30, 1999, $1,300,000 has been advanced under the line of credit. The agreement restricts the Company's external financing during the commitment period as described below:

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

MPSI reported a net loss of $387,000 or $.13 per share on revenues of $3.9 million for its third fiscal quarter ended June 30, 1999 which compared with a net loss of $308,000 or $.11 per share on revenues of $5.2 million for the June 30, 1998 quarter. For the nine months ended June 30, 1999, MPSI reported a net loss of $27,000 or $.01 per share on revenues of $13.9 million. This compared with a net loss of $933,000 or $.33 per share on revenues of $14.4 million for the nine months last year.

Revenues of $3.9 million for the third quarter of fiscal 1999 represent a decrease of approximately 24% or $1,295,000 as compared with the comparable period last year. Revenues decreased $1,158,000 (48%) in the North American region, as compared to the same quarter last fiscal year, resulting from pricing pressures (less than a 5% impact on overall revenues), smaller sized studies completed during the quarter and, comparatively, fewer multi-client studies being completed, thereby decreasing the favorable revenue impact of leveraging data. Revenues in the European / South African region decreased $398,000 (59%) over the same quarter last year as a result of multi-year contracts which have an eighteen month cycle (due to start late in the fourth fiscal quarter of 1999). Revenues from Latin America decreased $176,000 (39%) as compared to last year resulting from a downturn in the Brazilian economy which is expected to unfavorably impact the Company through the remainder of 1999. The Pacific Rim region experienced a $192,000 (17%) increase in revenues as compared to the third quarter last year as a result of increased activity in that region.

Revenues of $13.4 million for the nine months ended June 30, 1999 represent a 4% ($545,000) decrease over the same nine months of fiscal 1998. Driven by the second and third quarter performance of the Pacific Rim, revenues increased $781,000 (19%) over the comparable period last year. Revenues decreased $1,389,000 (22%), $1,270,000 (70%) and $36,000 (4%) in North America, Europe /
South Africa and Latin America, respectively, as compared to the same period last fiscal year for the same reasons outlined in the above analysis of quarter revenue fluctuations. Although there has been a decrease of $1,914,000 in revenues from the Company's core petroleum business, revenues from related products (consulting) and new product offerings (pricing products and DataMetrix) has increase $1,369,000 over the nine months as compared to fiscal year 1998.

Revenue and gross profit from the Company's pricing product line (principally North American customers) was $463,000 and $237,000, respectively, for the quarter ended June 30, 1999 as compared to $412,000 and $283,000, respectively, for the comparable quarter last year. For the nine months ended June 30, 1999 revenue and gross profit were $1,657,000 and $1,050,000, respectively, as compared with $866,000 and $661,000 for the comparative period last fiscal year. This increase in pricing revenue and profitability reflects growth in both the number of clients and markets utilizing these products.

The Company continues to place emphasis on a fully integrated product offering and process improvements over and above its traditional retail/site evaluation niche. Accordingly, the Company has undertaken three new initiatives designed to
(a) reduce software complexity and improve flexibility in order to open up new petroleum market segments and/or industries, (b) leverage the substantial data warehouse that MPSI has accumulated over the years, and (c) open new sales channels for existing products utilizing the worldwide web. Included in expenses during the quarter and nine months ended June 30, 1999 were costs of more than $772,000 and $1,127,000, respectively, related to these initiatives (without substantial revenue offset during start-up). During the quarter and reflected in the nine months ended June 30, 1999, the new DataMetrix business unit generated $139,000 of revenue. As of June 30, 1999, the DataMetrix business unit released its first major product offering to the market. Management anticipates that revenues during the fourth fiscal quarter of 1999 and thereafter will be sufficient to cover associated operating expenses.

The Company's gross profit margin on information services during the quarter ended June 30, 1999 increased to 54% as compared with 52% during the June 1998 quarter. Margins on information services for the nine months ended June 30, 1999 were 56% as compared to 55% for the comparable period last year. MPSI has consistently implemented new technology in its information services business in order to counterbalance rising labor costs and maintain the ability to competitively price its products. The Company will continue to aggressively look at all aspects of its software and information services to determine ways to reduce costs. The software re-engineering noted above will also allow the Company to significantly alter its database processes and further reduce costs beginning in the fourth fiscal quarter of 1999. Additionally, year-to-date margins were favorably impacted by the signing of a new software user late in the first quarter which allowed the company to leverage information from studies which were previously completed. Software cost of sales, including software amortization, decreased $22,000 and $202,000 for the quarter and nine months ended June 30, 1999, respectively, as compared to the same periods last year. This change reflects the complete amortization of certain products developed in prior years. The Company introduced its Capital Planning System (CAPS)(R) software for its Japanese clients during the June quarter of 1999 and anticipates a fourth quarter completion of a new but complementary software system in North America. Based on the completion of these projects, amortization of capitalized costs in future periods should increase to levels more comparable with prior years.

During the quarter and nine months ended June 30, 1999, MPSI experienced a decrease in operating expenses of approximately $513,000 (17%) and $1,258,000 (14%), respectively, compared with the same periods last year. General and administrative expenses decreased $170,000 (20%) and $229,000 (9%), respectively, for the quarter and nine months ended June 30, 1999 as compared with the same periods last fiscal year, primarily as a result of audit fees related to an IRS audit incurred last fiscal year and certain expenses incurred during the third fiscal quarter of 1998 related to our corporate relocation. Decreases in marketing expenses of $133,000 (8%) and $507,000 (10%), respectively, for the quarter and nine months ended June 30, 1999 as compared with the same periods last fiscal year are the result of cost cutting measures implemented during the latter part of fiscal 1998, including personnel reductions, office downsizing and a reduction of associated sales-oriented travel. Research and development expenses are down approximately $210,000 (45%) and $522,000 (36%) for the quarter and nine months, respectively, compared with the similar periods last year. Although there has been no substantial change in personnel levels, more resources are presently allocated to new software development (capitalized), whereas last year such resources were allocated to software maintenance and research activities (expensed). As MPSI anticipates significant software product improvements during the remainder of fiscal year 1999, management anticipates that more of the costs of this group will again be capitalized in future financial statements.

Other income is up approximately $64,000 in the quarter and up approximately $1,000 for the nine months compared with last year. MPSI has reported a decrease in interest income relative to multi-year software license agreements as a result of normal accretion of deferred interest in excess of new contracts received. Additionally, MPSI has experienced higher interest expense thus far in fiscal year 1999 associated with increased working capital financing through its principal bank line of credit. During the quarter ended June 30, 1999, the Singapore Dollar and Japanese Yen maintained their value against the US Dollar resulting in minimal foreign currency gains/losses on transactions invoiced to the Pacific Rim in those currencies. Currency transaction losses for the third quarter and nine months ended June 30, 1999 were $6,000 and $42,000, respectively, as compared with losses of $52,000 and $150,000 for the comparable periods last year. The currency transaction losses for fiscal 1999 relate primarily to the devaluation of the Brazilian currency which occurred during the second fiscal quarter. Currency swings can substantially affect quarterly results, but management anticipates continued stability in the foreign markets for the remainder of this fiscal year.

The income tax benefit on the net loss of $387,000 for the quarter ended June 30, 1999 was $1,000 resulting from foreign withholdings ($12,000) taxes on income from foreign subsidiaries ($12,000) and an income tax refund related to a quarterly estimate overpayment of $25,000. This compares to a tax expense of $45,000 (including $37,000 foreign withholdings, $68,000 tax on foreign subsidiaries and utilization of net operating loss carryforwards in certain foreign subsidiaries of $60,000) on losses of $308,000 reported for the quarter ended June 30, 1998. Income taxes on net income of $116,000 for the nine months ended June 30, 1999 of $143,000 are made up of $131,000 foreign withholdings, $37,000 tax on foreign subsidiaries and the refund of a quarterly estimate overpayment of $25,000. This compares to a tax benefit of $242,000 on a net loss of $1,175,000 for the comparable period last year. Included in last years tax benefit were foreign withholdings of $86,000, taxes on foreign subsidiaries of $94,000, utilization of the US deferred tax liability from 1997 against 1998 net operating losses of $351,000 and utilization of net operating loss carryforwards in certain foreign subsidiaries of $71,000.

FINANCIAL CONDITION AND LIQUIDITY

Working capital of approximately $1.0 million at June 30, 1999 decreased from $1.6 million at September 30, 1998 primarily as a result of increased borrowing ($950,000) on the bank line of credit to fund operations, offset by an increase in cash of $515,000 resulting from collections received late in the third fiscal quarter. Trade receivables (net of associated deferred revenues) increased $174,000 primarily as a result of delayed collections from a significant client relating to a large multi-year software agreement, however, no ultimate collection problem is anticipated. Trade accounts payable and accruals at June 30, 1999 decreased $262,000 as compared with September 30, 1998 resulting from cash payments made to vendors late in the third fiscal quarter. The Company continues to fund its activities primarily from operations but utilizes funds from its available credit line as required. At June 30, 1999, the Company had utilized $1,300,000 of the $1,500,000 available line of credit as compared to $350,000 at September 30, 1998 to meet periodic fluctuations in cash requirements. Although the working capital credit line expired June 30, 1999, the Company has subsequently re-negotiated the existing agreement (including an increase of the line to $2,000,000) for another year. The twelve-month credit line is secured by substantially all of MPSI's accounts and contracts receivable, together with general intangible assets and bears interest as New York prime plus 1%. See note 4 to the Consolidated Financial Statements for information about additional terms and financial covenants. Backlog of $14.0 million at June 30, 1999 increased slightly from $13.6 million at September 30, 1998. New orders received from North American, Japanese, and Southeast Asia customers offset backlog reductions resulting from revenue recognized through June 30, 1999.

Long term contracts (net of unamortized discount) decreased approximately $716,000 during the nine months ended June 30, 1999 as compared to the same period last fiscal year as a result of billings for current year portions exceeding new contracts received.

During the nine months ended June 30, 1999, as set forth in the Consolidated Statements of Cash Flow, MPSI expended approximately $1,153,000, approximately equally split between capitalized programming of new software products/versions and development of mapping products for DataMetrix. Comparatively, only $87,000 was expended during the same period last fiscal year (incurred late during the third quarter) as work began on the Japanese CAPS model. During the first eight months of fiscal year 1998, no new development was undertaken as the Company was evaluating new product offerings and maintaining existing products. The higher capitalized costs in the current year are the result of CAPS development for the Japanese markets (which was completed in the third fiscal quarter of 1999), re-engineering of the Company's core software system (first North American release anticipated in September 1999), development of new mapping products for the new DataMetrix business unit (first commercial products released June 30), and development of software to be utilized internally to enhance the production process of database construction and to shorten development times of new product offerings (expected to begin use in the December 1999 quarter).

MPSI's net investment in equipment declined approximately $57,000 during the quarter ended June 30, 1999 due principally to depreciation. During the nine months ended June 30, 1999, the Company spent approximately $250,000, principally on computer equipment and software, as compared with $85,000 in fiscal 1998. Such expenditures were part of a plan initiated in fiscal 1998 to upgrade internal systems and achieve Y2K compliance (see below). No firm commitments had been made for additional computer equipment at June 30, 1999. The Company expects to upgrade present equipment, as needed, throughout the remainder of the year through funding from operations.

Other non-current liabilities declined $239,000 during the nine months ended June 30, 1999 primarily due to the recognition of deferred maintenance revenues associated with long term software agreements in excess of new contracts received.

Changes in stockholders' equity since September 30, 1998 are the result of routine recognition of the results of operations for the nine months ended June 30, 1999 and variations in the foreign currency translation adjustment relating to the consolidation of foreign subsidiaries brought about by the currency valuation benefits as discussed above.

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

o MPSI Software Held for Resale. The Company has preliminarily evaluated and tested the date sensitivity features of its applications software held for resale to customers and believes that there are no material unresolved Year 2000 compliance issues. A detailed testing plan was begun in May 1999 and should be completed well in advance of December 31, 1999. MPSI's products typically are not date sensitive in nature and no significant costs were incurred or are anticipated in the future.

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

-------------------

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

All per share amounts reflected herein are computed on a diluted basis.

PART II - OTHER INFORMATION


Item 1 -- Legal Proceedings - No material items.

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




                               MPSI SYSTEMS INC.




Date     August 10, 1999                By       /s/ Ronald G. Harper
     ----------------------                    ------------------------------
                                                Ronald G. Harper, President
                                                (Chief Executive Officer) and
                                                Director





Date     August 10, 1999                By        /s/ James C. Auten
     ----------------------                    ------------------------------
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
