Form 10-K405
period 1999-09-30
MPSI SYSTEMS INC
filed 1999-12-21
CIK 714540

     In lieu of a separate annual report, this Form 10-K includes all financial statements of the corporation.

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



FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [ X ]

      The aggregate market value of common stock held by non-affiliates of the registrant on November 30, 1999 was approximately $1,766,427.

      The number of shares outstanding of the registrant's common stock was 2,849,000 shares of $0.05 Par Value Common Stock as of November 30, 1999.

================================================================================

                                MPSI SYSTEMS INC.
                                    FORM 10-K

                                    CONTENTS


                                                                                                           PAGE
                                                                                                           ----
PART I

         ITEM 1.     Business....................................................................            3

         ITEM 2.     Properties..................................................................           11

         ITEM 3.     Legal proceedings...........................................................           11

         ITEM 4.     Submission of matters to a vote of security holders.........................           12


PART II

         ITEM 5.     Market for the registrant's common equity and related
                     stockholder matters.........................................................           12

         ITEM 6.     Selected financial data.....................................................           13

         ITEM 7.     Management's discussion and analysis of financial
                     condition and results of operations.........................................           13

         ITEM 8.     Financial statements and supplementary data.................................           18

         ITEM 9.     Changes in and disagreements with accountants on accounting and
                     financial disclosure........................................................           34


PART III

         ITEM 10.    Directors and executive officers of the registrant..........................           34

         ITEM 11.    Executive compensation......................................................           37

         ITEM 12.    Security ownership of certain beneficial owners and management..............           39

         ITEM 13.    Certain relationships and related transactions..............................           40


PART IV

         ITEM 14.    Exhibits, financial statement schedules, and
                     reports on Form 8-K.........................................................           41


Signatures           ............................................................................           45

Index to Exhibits    ............................................................................           46

                                     PART I

All statements other than statements of historical fact included in this Form 10-K, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect" "intend," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to technological change, product development risks, competitive factors, pricing pressures and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, growth strategy, and liquidity of the Company.


ITEM 1.    BUSINESS

GENERAL

    The operations of MPSI are comprised of four business segments wherein it provides decision support products and services. These business segments are designated as Convenience Retailing, Pricing, DataMetrix and Postal Services. MPSI's core competency, which spans all four business units, is (a) the development of computer software which models consumer behavior in certain retail situations, and (b) the development of strategic geographic information systems ("GIS") databases concerning specified markets ("Market Studies"). These products and services are designed to meet retail business planning requirements of the Company's clients, who have traditionally been petroleum-oriented convenience retailers.

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

    With the 1983 capital infusion from its initial public offering, the operating plan of the Company expanded. In order to diversify and maintain growth, management initiated programs intended to expand the Company's geographic presence and its client mix. Accordingly, during the period from 1983 to 1987, MPSI expanded its European operations and opened new offices in Singapore, Japan and Brazil. This expansion led to decentralization of management and market study production. In the late 1980's, MPSI also attempted to diversify its product set and target industries through acquisitions. Such acquisitions utilized all remaining funds from the initial public offering and were supplemented by corporate debt. Ultimately, the burden of multi-faceted product diversification was too great; and, when compounded by the negative effect of the Persian Gulf War on the core petroleum business, the Company was forced to substantially scale back and reorganize in the early 1990's. The reorganization resulted in (1) sale of the two acquired companies, (2) downsizing of foreign database production facilities in Singapore and Bristol, England, (3) substantial personnel reductions (approximately 50%), and (4) an equity infusion, the proceeds of which liquidated the remaining bank debt.

    Among other benefits, the recapitalization allowed the Company to redirect funding from debt service to product development. Beginning in 1994 and in response to client input, MPSI committed substantial funding and development efforts toward release of a new generation of MPSI decision support products. Early versions of these products were completed for commercial release in North America during fiscal year 1995 (see discussion of CAPS(TM) and PVO(R) software under "Product Development"). New versions of CAPS for European and South American clients were scheduled for release in the first quarter of fiscal year 1996 but were ultimately released in June 1996. The delay in release was partially attributable to MPSI's desire to accommodate client requests for additional functionality and multi-product modeling capabilities. However, a portion of the delay was attributable to MPSI's software development methodology and organizational structure. In order to address these organizational implications, MPSI undertook a revision of its software development group and initiated an evaluation of its database production methodology. These evaluations ultimately highlighted not only short-term opportunities to streamline processes and reduce costs, but also indicated competitive threats to MPSI's long-term growth.

    In 1997, MPSI undertook a complete strategic re-evaluation of its product direction, competitive position, pricing structure, and cost structure. This strategic planning, headed by an expert external consultant, encompassed most of fiscal 1997 and identified several key issues and corrective initiatives which management began to implement in fiscal 1998. Among other things, the Company undertook to (1) completely re-engineer its core "retail planning" software suite in order to reduce development/maintenance costs and in order to open new market segments for its software applications, (2) launch a substantially expanded effort to leverage its considerable data warehouse of business location and operational information through new sales channels, and (3) expand its consulting practice within the convenience retailing segment to encompass broader services to its petroleum target market. These initiatives were designed to make MPSI the "one-stop" shop for clients whose retail planning needs span the gamut from raw data through sophisticated applications software, to the ultimate "Solution" (rather than the tools and data to develop a solution in house). Although implementation of certain strategic measures was hampered in 1998 by a significant economic downturn in the Pacific Rim, management was able to focus on process and cost reductions during fiscal 1999 and expects to complete this strategic shift by the end of fiscal 2000.

PRODUCTS AND SERVICES

    The Company markets its services in the United States, Europe, Africa, Canada, South America, Central America, the Caribbean Basin and the Pacific Rim. See Note 7 to the Consolidated Financial Statements for financial information addressing foreign and domestic operations and export sales. Generally, the Company's marketing activities center on personal presentations to existing and prospective clients, client referrals, proposal submissions, selective mailings, limited print advertising, seminars and trade show participation. Most of the Company's clients are presently identified by the Company's direct sales force. In the future, use of the Internet and business partnerships are expected to play an increasingly significant role in sales and marketing (as well as product delivery) activities.

    The Company's operating cycle and cash flow are dependent upon the timing of client orders for market studies. Such studies are high dollar projects and, consequently, the timing of market study production and the resulting revenues are subject to a degree of quarterly fluctuation. Quarterly/annual revenues can also be impacted by the timing of software license agreements (although adoption of a recent Financial Accounting Standards Board statement of position will lessen the magnitude of quarterly/annual fluctuations from this source beginning in 2000). Accordingly, management believes that quarterly results may not be indicative of results for full fiscal years and that the comparability of annual revenues and profitability should also be evaluated giving effect to the potential impact of contract timing.

    Economic conditions throughout the world have varying degrees of impact on the Company's products. Volatile oil prices, unsettled economic conditions in the Pacific Rim and consolidations of major multi-national oil companies negatively affected the Company's volume of new business in fiscal 1998. The Company experienced a resurgence from the Pacific Rim region during 1999.

    More than 97% of consolidated revenues were derived from the petroleum industry during the fiscal years ended September 30, 1999, 1998, and 1997, respectively. In each of those fiscal years, MPSI derived revenues representing 10% or more of consolidated revenues from certain clients, together with their affiliates, as set forth below (in millions of dollars):


                                                 1999                      1998                      1997
                                        ---------------------     ---------------------     ---------------------
                                         AMOUNT         %          AMOUNT         %          AMOUNT         %
                                        --------     --------     --------     --------     --------     --------
Exxon/Esso/Imperial ...............     $    4.4           23     $    3.5           19     $    5.6           24
Texaco/Caltex .....................            *            *            *            *     $    2.6           11
Amoco .............................            *            *     $    2.1           11            *            *

   *Below 10% during this period.

    The Company would be adversely affected if several petroleum industry clients curtailed their long-term usage of MPSI products. The following table shows the percentage of total revenue from operations that the Company derived from various sources during each of the last three fiscal years.

               REVENUE DERIVED FROM KEY PRODUCTS AND SERVICES (%)


                                              1999      1998      1997
                                             -----     -----     -----
Market information databases ...........        65        62        63
Software licenses ......................         3         3         8
Software maintenance agreements ........         3         4         4
Other services .........................        29        31        25
                                             -----     -----     -----
                                               100       100       100

    Described below are the computer applications software, information databases and other services currently provided by the Company.

Convenience Retailing Segment

    Until 1995, the Company's primary convenience retailing applications software was the mainframe, computer-based Retail Planning System(R) ("RPS"). See "Product Development" for discussion of major enhancements of RPS commercially released beginning in fiscal year 1995. Long-term capital investment and retail operational issues have traditionally been addressed using the Capital Planning System ("CAPS(R)"). This software will be systematically replaced with the Retail Explorer ("REX(TM)") software, the initial version of which was released in the U.S. in September 1999. CAPS/REX allows clients to maximize their investment planning in the areas of (1) new retail site location where the system provides an objective measure for comparing available sites based on competition and convenience to demand, (2) identification of outlets to divest where the system isolates and evaluates client locations that have poor performance, (3) identification of outlets to be rebuilt by identifying sales potential to be realized by remodeling or reformatting specified outlets and (4) assessing multiple profit centers by forecasting the potential benefits of retailing complementary products and services.

    Software licensing agreements for the RPS, CAPS and REX software (including ancillary products) generally have multi-year (primarily five-year agreements) noncancellable terms. These agreements offer the client an installment payment option requiring a payment upon execution and annual payments on the succeeding anniversary dates of the agreement. The software can be used by the client for a particular industry (such as petroleum) and a particular geographic market (such as Japan). The Company's software license agreements contain broad restrictions on the use and disclosure of the software by the client. See "Trademarks, Copyrights, and Licenses" below. Modifying the software typically involves changes in the weighting of various supply and demand factors or the addition of a new factor as the result of changes in the marketplace.

    MPSI provides full maintenance (postcontract customer support) services for the RPS, CAPS and REX software and, where necessary, training of and consultation with client staff. Software licenses, maintenance and optional consulting services are set out separately in each multi-year license agreement. The agreement states that any company-sponsored modification to the software during the postcontract customer support period will be provided to the client at no additional cost. Prices for these software products in the United States are based upon formulas which address geographical boundaries, population, number of automobiles and other factors. Prices for such software applicable to foreign countries are based on a percentage of the United States pricing.

Information Databases for use with Convenience Retailing Software

    The Company also constructs customized market study databases that are the primary informational sources used by the retail planning and pricing software. The database construction process involves acquisition of geographic digitized mapping, traffic counts, and demographic demand data from governmental agencies or independent suppliers, on-site survey of retail outlet supply information by MPSI personnel or contract surveyors, collation of all demographic demand and supply information into specified data layout, data editing and quality control checking, and preparation of the client-specific deliverables. Separate contracts govern each database order by a client and generally require advance payments ranging from 35 percent to 70 percent of the total sales value. The amount of the required prepayment is determined principally by the client's delivery requirements. There is no retainage provision relative to these production-type contracts. These databases are arranged and presented in five types of studies.

        Multi-Year Study Program. These multi-year, noncancelable studies are used by clients who possess a large number of retail sites and who wish to analyze market conditions and evaluate site locations in metropolitan areas on a regular basis. The supply and demand data used in this type of study is collected by the Company. This type of study provides clients with a series of consecutive database updates over a specific time period, generally five years. Clients agree to pay for this program in periodic installments. It is tailored to individual client needs, and pricing is determined in part by the number of subscribers to a particular market during the commitment period and offers clients discounts for their multi-year commitments.

        Scheduled Market Area Studies ("SMAS"). These studies are similar in construction and content to those described above, but are only scheduled for production at a single point in time. These studies are usually scheduled by one client and offered to additional clients on a subscription basis. While each study uses a common demand-side database, because of customized supply-side information, the final database provided to each client is unique.

        Market Area Studies ("MAS"). These studies are similar to the SMAS except they may contain client-specific information and are therefore sold only to a single client. They generally carry a higher price than a multi-client SMAS of the same market. Portions of the demographic data can generally be used as a major part of other studies in the same market for clients in the same or comparable retail industries.

        Mini-Market Area Studies. These studies are similar to the MAS except the area studied does not contain more than 75 outlets. Likewise, the accompanying study deliverables are scaled down.

        Single Site Studies. These studies are used to evaluate market conditions or the effects of various operating decisions at a specific location within a specified geographic area.

    Licensed software clients may utilize the retail planning software and information databases on their own computer facilities, may dial in to MPSI's computers and use the software interactively (subject to certain usage restrictions), or may elect to have MPSI run tactics (that is, pose "what if" questions) on MPSI's computers. In cases where software is installed on client computers, the Company charges for installation of the software and training the client's personnel. A client may then run unlimited tactics on its own equipment. If tactics are run on the Company's computers, the client pays a fee per tactic. Clients who have entered into long-term user agreements are entitled to discounts on databases and on tactics or support services. The Company also provides consulting services to its convenience retailing clients which include specialized data acquisitions (e.g., consumer research); competitive analyses to identify key competitors; brand value assessment; market entry/exit strategies; and litigation support.

Pricing Segment

    Pricing software is generally licensed on a perpetual basis. The contracts provide that subsequent upgrades will be provided as MPSI determines them to be necessary for a given geographic region and that the client will receive such upgrades upon payment for the enhanced modules, albeit at a discount for licensed users. The license agreements also provide for post-installation maintenance and support services, which terms are generally similar to those related to CAPS and REX.

    In the pricing segment, MPSI offers decision support software to meet several client planning needs. Price Zones Software ("PZS"(TM)) allows a client to establish different pricing zones within major markets relative to supplying its dealer networks with petrol fuels. Price Volume Optimizer ("PVO"(R)) allows a client to react to competitive price changes on a daily basis at the individual outlet level in order to set prices for the ultimate consumer. MPSI's newest product, the Street Back Pricing System ("SBP") incorporates Price Zone methodology in order to group outlets for the purpose of identifying competition. Once competition is identified, the client selects representative outlets for price tracking surveys and then formats that pricing data into a data set to feed the SBP software. Based on competitive factors and the client's desired margins by product, SBP determines the price at which desired sales volume to the dealers can be achieved.

    As with convenience retailing products, MPSI provides not only the pricing products geared to a client's needs, but in many cases, also provides portions of the market information necessary for the pricing software to perform. MPSI's PriceTracker(TM) service is an example of customized data collection. MPSI performs customized pricing surveys which allow clients to obtain high quality, timely retail pricing information on a recurring basis in order to track pricing trends in the marketplace.

DataMetrix Segment - Generic Information Databases

     During fiscal year 1999, MPSI began the development of a new suite of GIS database products with the formation of its new DataMetrix segment. This suite of market information data products contains many of the data components inherent in MPSI's traditional market study databases, but is designed to go significantly beyond those traditional products in the scope of geographic coverage. At present, MPSI has concentrated development on a national database for the U.S. This initiative has been undertaken in an effort to (a) leverage the customized data sets the Company already has available in major markets by repackaging them with other information into a data product which will be amenable in both price and content to a broader segment of the Company's traditional petroleum-oriented convenience retailing target market, and (b) allow the Company to attract customers in other industries who may also be retail oriented.

      The principal product offered by DataMetrix is StreetMetrixPlus(TM), which encompasses the entire U.S. and contains, among other things, the latest road network, consumer demographics, automobile traffic counts, and key topographical features. All of the basic geophysical information required by a spatially oriented business client is contained in this one database. If a client only wants the traffic information or the geophysical information, they can obtain a subset of StreetMetrixPlus. Should a customer be involved in petroleum or convenience retailing, an add-on dataset called PointMetrix(TM) gives them geocoded and plotted information about existing petroleum retail outlets and convenience stores in most major markets.

Postal Segment

    MPSI has provided specific retail-oriented services to postal agencies for a number of years. In 1997, a more segregated organizational unit was established to specifically target such potential clients. In some instances, the Company's convenience retailing products have been effectively leveraged with foreign and domestic postal agencies. Increasingly though, MPSI is asked to help develop customized solutions rather than merely provide tools and data. As MPSI migrates more of its products to an Internet/intranet environment, postal clients will benefit by not having to make substantial technology expenditures but yet get the answers to critical operating problems of a retail nature.

COMPETITION

    Since its inception in 1970 the Company has provided comprehensive applications software and database systems, primarily to the retail petroleum industry, and currently has more than 139 multinational clients in 76 countries. There has recently been a worldwide trend toward competitive product development of this type due to the availability of computer resources and acceptance of retail modeling theory. The Company believes its competition lies in two areas: first, in the information technology and market research staffs of petroleum companies or potential customers who develop and manage their own software and data; and second, in consulting firms and data companies which compete for portions of the Company's business.

    The Company has found that the market research staffs of some large petroleum companies, supported by their internal IT groups, continue to concentrate on in-house data gathering and customized site selection methods, while other companies with more limited resources must consider low cost alternatives for obtaining market information. To be successful, MPSI must overcome the desire of its customers for total control on the one hand and cost sensitivity on the other. It has been MPSI's experience that clients often encounter substantial cost barriers relative to internally developed systems. Without the economies of scale, data gathering expertise and modeling sophistication that MPSI has obtained during its 29-year existence, clients often find that systems developed in house may be more customized to their particular situation and may appear to cost less (i.e., incremental pricing methods don't generally include costs of their internal development personnel) to develop initially, but are expensive to maintain given changing market conditions, require market information with an inherent degree of accuracy which is difficult to obtain with internal resources, and that the results of such systems do not justify the associated costs and effort. Additionally, as clients or potential clients struggle to manage operating costs and consider outsourcing certain activities where economically feasible, the capabilities of companies like MPSI offer an attractive alternative to internal systems.

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

    The Company believes it competes with the internal solution and the external consulting firms by providing generic high-quality, sophisticated software and reliable, accurate databases at a reasonable cost. MPSI further believes its historical expertise and success in the areas of volume projections and retail network planning provide a substantial barrier to entry for competitors in the petroleum and convenience retailing sectors. Further, MPSI's maintenance programs and its service to multiple clients in multiple geography result in products that reflect the most up-to-date decision support methodologies and market information available. The Company attributes its ability to provide these quality products and services to the expertise and experience of its personnel.

    By focusing on PC-oriented products and services, the Company believes it is also well positioned to challenge "lower cost competitors". New data collection techniques, implemented in 1999, will allow more timely and regular updating of market data using handheld data collection technology and PC-based data transmission and delivery technology. These processes are expected to reduce MPSI's data collection costs relative to market studies and thereby allow the Company to leverage data already collected or to collect custom data for clients who may not require full market study information. The Company believes it can thereby be competitive with potential competitors who have targeted customers with limited retail market resources.

    In addition to addressing low-cost competitors, MPSI regularly evaluates potential strategic alliances with independent companies who will allow MPSI to offer a wider variety of integrated products and/or provide a wider product distribution system. The target firms will be those who service industries in which MPSI has historical expertise (e.g., petroleum, government/postal, and banking). Such alliances can also provide MPSI the opportunity to sub-contract portions of larger consulting projects thereby establishing MPSI's credibility with the client and allowing interface with customer personnel who are potentially valuable sales contacts for future business. As an integrated service provider and trusted advisor that can draw on both its own resources and also bring to bear specific expertise of its business partners to meet a client's needs for a variety of retail decision support information and services, MPSI can combat both the small competitor's pricing pressure (because the client can identify the added value of MPSI's multi-purpose data and software as compared to the individual product or service pricing by a competitor) and the larger consulting firm's encroachment on retail business segments (by offering particular industry expertise and a proven track record in our retail planning niche which the larger firms cannot equal).

BACKLOG

    The Company's September 30, 1999 and 1998 backlog consisted principally of orders for market information databases (1999 -- $9,287,000, 1998 -- $11,638,000) and multi-year commitments by customers for software maintenance and support services (1999 -- $1,763,000, 1998 -- $1,991,000). The Company
expects that the market information databases in backlog at September 30, 1999 will be recognized in fiscal year revenues as follows: 2000 -- $5,811,000, 2001 -- $1,458,000, 2002 -- $1,577,000, 2003 -- $325,000, 2004 -- $104,000 and beyond
-- $12,000. Maintenance and support services in backlog are the result of noncancelable client contractual obligations to purchase support services generally over periods of three to five years. Such revenues will be recognized, and backlog accordingly reduced, on a ratable basis over the life of each underlying agreement. Of the aggregate maintenance and support backlog at September 30, 1999, future fiscal year revenues are expected to be recognized as follows: 2000 -- $617,000, 2001 -- $544,000, 2002 -- $373,000, 2003 -- $137,000,
and 2004 -- $92,000.

EMPLOYEES

    As of September 30, 1999, the Company employed 214 people, including 169 in the convenience retail segment, 39 in the DataMetrix segment, 3 in the postal segment, and 3 in the pricing segment. Of the total employees, there are 71 in marketing (which includes sales and client services); 39 in research and development (which includes software development and system support); 83 in database analysis, consulting, and production; and 21 in management, administration, and finance. Of these, 187 are employed in the United States and 27 are employed in foreign countries.

PRODUCT DEVELOPMENT

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

    Over the last five years, the major development efforts of the Company have been directed toward (1) enhancement of retail planning products in order to extend petroleum utilization around the world, (2) portation of the software to a variety of workstation/PC platforms, and (3) incorporation of internally developed or third party software in order to enhance the user interface, speed and efficiency of this software.

    For most of the last five years the CAPS software and related databases have been the premier MPSI product set as regional versions of CAPS became available. The CAPS software for North America was released in January 1995, and from that time to the present, MPSI has developed and released CAPS and PVO so that those products are now capable of serving all MPSI operating regions.

    Management anticipates extending the recent roll out of the North American REX to encompass all MPSI service regions within 18 months. Implicit in the REX design is (1) less expensive and less complex client deliverables, (2) modular architecture which will yield maximum flexibility for interface with existing client technology and maximum flexibility for MPSI to apply its technology to industries other than retail petroleum, (3) a substantially reduced data requirement thereby significantly reducing data gathering costs, (4) a higher degree of predictive accuracy in geographic areas of sparse housing density (high transient areas) and (5) improved predictive capabilities with respect to convenience stores. To date, the Company has capitalized approximately $650,000 of development costs related to the U.S. version of REX. Management expects to incur an additional $350,000 to build a generic version capable of being applied in foreign markets. The Company expects to internally fund the ongoing development of REX. However, additional development costs which may be associated with utilization of this new technology to service industries other than retail petroleum may require external funding.

    The initial commercial version of PVO was completed in August of 1995 with Price Zones following the next year. These products represent a continuing opportunity for MPSI to leverage its retail data warehouse and allows the Company to expand its services to other management units within our clients' retail groups. Although acceptance of this new price-prediction technology was slow initially, the pricing segment was profitable in 1998, and enjoyed solid growth in fiscal year 1999. During fiscal 1999, MPSI developed two spin-off products from PVO -- PriceIt which will take this technology to the smaller user and is potentially the first Internet pricing offering by MPSI, and StreetBack Pricing software for petroleum franchisee pricing. These products are now available and are expected to expand MPSI's pricing dominance during fiscal 2000. Management has committed resources for fiscal 2000 to significantly upgrade the PVO interface and add additional functionality to this pricing engine.

    In addition to the enhancements to retail planning and pricing product lines noted above, the Company has undertaken development of two new products aimed at (a) expanding usage of retail modeling within the petroleum industry by smaller customers, and (b) positioning the Company to begin penetrating retail-oriented industries other than petroleum. In February 1999, the Company acquired exclusive rights to market the most recent retail/customer analysis software product developed by Dr. David Huff. This new data mining tool allows clients to analyze customer segments for target marketing, product segmentation and a variety of other merchandising purposes. The first commercial roll out of the Huff Market Area Planner software product ("Huff") is anticipated by January 1, 2000. The Company has also formed the DataMetrix business segment, whose primary mission is to develop and market a suite of U.S.-market data products. These products include road networks, traffic density, demographic and retail outlet characteristics which should allow clients in a variety of industries to evaluate competition, analyze consumers and plan retail spending. Initial versions of the data products were commercially available in July 1999, but with the expected release of version 2.0 in January 2000, the Company is much better positioned versus data competitors.

    Management has committed resources in fiscal 2000 to development of certain software and data products for use and/or delivery via the Internet. Not only will this initiative allow the Company to reach a much broader client base, it will have significant impact on product development and support costs in future periods.

    During the years ended September 30, 1999, 1998, and 1997, the Company spent $3,101,000, $2,282,000, and $2,132,000, respectively, on research and development or enhancement of new products and the maintenance of existing products. The amounts spent on research and development were primarily Company sponsored, meaning there was no material amount of direct recoupment of expenses from clients.

TRADEMARKS, COPYRIGHTS, AND LICENSES

    The Company holds a number of trademarks, some of which are registered at the U.S. Patent and Trademark Office. To date, registrations have been sought only in the United States and Mexico. Set forth below are the Company's trademarks and final filing dates required to renew trademark status.


                                            STATUS OF
                 PRODUCT                       MARK               EXPIRATION             COUNTRY
---------------------------------------     ----------         ----------------       -------------
MPSI's Site Evaluation System..........     Registered         October 25, 2001           U.S.
MPSI and Design........................     Registered         February 5, 2002       U.S. / Mexico
MPSI...................................     Registered         January 29, 2002       U.S. / Mexico
MPSI's OPS.............................     Registered         November 9, 2004           U.S.
Retail Planning System.................     Registered           August 7, 2005           U.S.
PVO....................................     Registered            April 2, 2006           U.S.
Location Volume........................     Registered            July 23, 2006           U.S.
Facility/Location Volume...............     Registered        February 11, 2007           U.S.
MPSI's CAPS............................     Registered        November 12, 2007       U.S. / Mexico
Price Volume Optimizer.................     Registered        February 11, 2007           U.S.
MPSI Systems...........................     Registered                      N/A          Mexico
Capital Planning Systems...............     Registered                      N/A          Mexico
MPSI's Market Monitor..................     Trademark         Common Law Rights           U.S.
PriceTracker...........................     Trademark         Common Law Rights           U.S.
The Intelligent Approach to Retail
Marketing..............................     Trademark         Common Law Rights           U.S.
StreetMetrix...........................     Trademark         Common Law Rights           U.S.
Street MetrixPlus......................     Trademark         Common Law Rights           U.S.
DataMetrix.............................     Trademark         Common Law Rights           U.S.
TrafficMetrix..........................     Trademark         Common Law Rights           U.S.
Retail Explorer........................     Trademark         Common Law Rights           U.S.

    The Company does not hold any patents or registered copyrights. The Company's long-term software license agreements require customer acknowledgment of the proprietary nature of the Company's software. The Company relies on these agreements, together with trade secret laws and internal nondisclosure safeguards, to protect its products. To date, the Company has had no indication of any material breach in the security of its products. Should a material breach in the security of the Company's software products occur, it might have the impact of reducing the current barriers to entry for competitors and thus materially adversely affect long-term results of Company operations. The Company's modeling methodology, mathematical modeling algorithms and data gathering processes have been developed over an extensive period of time and would, in the absence of a material breach in the security, require potential competitors a substantial period of time to duplicate. Even in the event that a material breach did occur, such as a reverse engineering of an MPSI software product, the Company believes that because of the annual change in technology, the retail markets served, and the regular software upgrades potentially associated therewith, such breach would not result in a material adverse effect on the Company's short-term business because new versions of its products would likely reduce the competitive value of older versions breached by potential competitors.

ITEM 2.   PROPERTIES

    The Company's principal facility and corporate headquarters in Tulsa, Oklahoma (56,000 square feet) is the primary location for software development and market study production. The Bristol, England facility encompasses 700 square feet, and the Rio de Janeiro, Brazil office encompasses 1,500 square feet. Both foreign offices do single site and special project work in addition to their primary marketing role. Regional sales offices in Singapore; Johannesburg, South Africa; Tokyo, Japan; Bangkok, Thailand; and Seoul, South Korea remained the Company's principal client liaison facilities in those areas at September 30, 1999. Management believes that the various facilities are properly sized to meet anticipated business levels.

ITEM 3.    LEGAL PROCEEDINGS

         There are no material pending legal proceedings at September 30, 1999 which meet the criteria for disclosure under this item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1999.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS


    The Company's Common Stock is listed on The NASDAQ SmallCap Market tier of The Nasdaq Market (hereafter NASDAQ). The trading symbol is "MPSI." Information in the table below reflects the high and low sales prices reported by NASDAQ.


                                                   LOW        HIGH
                                                  ------     ------
Fiscal 1998
  First Quarter Ended December 31, 1997 .....       3.75       7.00
  Second Quarter Ended March 31 .............       3.00       4.63
  Third Quarter Ended June 30 ...............       1.75       3.50
  Fourth Quarter Ended September 30 .........       1.00       3.75

Fiscal 1999
  First Quarter Ended December 31, 1998 .....       0.88       3.00
  Second Quarter Ended March 31 .............       1.38       3.56
  Third Quarter Ended June 30 ...............       1.38       3.00
  Fourth Quarter Ended September 30 .........       2.38       2.88

    The 2,849,451 shares of Common Stock outstanding at November 30, 1999, were held by 900 stockholders of record. At that date, an additional 246,000 shares were subject to options to purchase Common Stock (See Note 8 to the Consolidated Financial Statements). The per share bid and offer price on November 30, 1999, was $1.50. Common Stock that could be sold pursuant to Rule 144 under the 1933 Act totals 1,672,000 shares as of November 30, 1999.

    The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since its inception.

ITEM 6.    SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------------------------
                                                            1999           1998            1997           1996            1995
                                                         ----------     ----------      ----------     ----------      ----------
OPERATING DATA:
Revenues ...........................................     $   19,332     $   19,101      $   23,438     $   21,745      $   23,437
Income (loss) ......................................             87         (1,499)          1,103           (623)          2,029
Per share:
   Basic income (loss) per common share ............     $      .03     $     (.53)     $      .39     $     (.23)     $      .73
   Weighted average common shares outstanding ......          2,849          2,844           2,798          2,756           2,784
   Diluted income (loss) per common and common
        equivalent share ...........................     $      .03     $     (.53)     $      .39     $     (.23)     $      .72
   Weighted average shares of common stock and
       dilutive common stock equivalents
       outstanding .................................          2,894          2,844           2,820          2,756           2,802

BALANCE SHEET DATA:
Total assets .......................................     $   10,518     $    9,490      $   11,638     $   10,319      $   12,924
Noncurrent deferred revenue ........................          1,146          1,346           1,634          1,342           1,961
Noncurrent deferred income taxes ...................             86             86             442             98              --
Other noncurrent liabilities .......................            133            172              37             79             220


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth (in thousands), for the periods indicated, certain items in the consolidated statements of operations and the change of such items as compared with the indicated prior period.


                                                                                                          CHANGE
                                                                                                 --------------------------
                                                             YEAR ENDED SEPTEMBER 30                1999            1998
                                                  ------------------------------------------         VS.             VS.
                                                     1999            1998            1997           1998            1997
                                                  ----------      ----------      ----------     ----------      ----------
Revenues ....................................     $   19,332      $   19,101      $   23,438     $      231      $   (4,337)
Cost of sales ...............................          8,245           8,796           9,603           (551)           (807)
                                                  ----------      ----------      ----------     ----------      ----------
  Gross profit ..............................         11,087          10,305          13,835            782          (3,530)
                                                  ----------      ----------      ----------     ----------      ----------
Operating expenses:
  General and administrative ................          3,184           3,312           3,763           (128)           (451)
  Marketing and client services .............          6,235           6,773           6,834           (538)            (61)
  Research and development ..................          1,216           1,888           1,598           (672)            290
                                                  ----------      ----------      ----------     ----------      ----------
          Total operating expenses ..........         10,635          11,973          12,195         (1,338)           (222)
                                                  ----------      ----------      ----------     ----------      ----------
Operating income (loss) .....................            452          (1,668)          1,640          2,120          (3,308)
Other income (expense), net .................            (58)            (30)             92            (28)           (122)
                                                  ----------      ----------      ----------     ----------      ----------
Income (loss)  before income taxes ..........            394          (1,698)          1,732          2,092          (3,430)
Income taxes ................................            307            (199)            629            506            (828)
                                                  ----------      ----------      ----------     ----------      ----------
Net income (loss) ...........................     $       87      $   (1,499)     $    1,103     $    1,586      $   (2,602)
                                                  ==========      ==========      ==========     ==========      ==========


RESULTS OF OPERATIONS

    CONSOLIDATED OPERATIONS. MPSI reported net income of $87,000 for fiscal year 1999 compared with a net loss of $1.5 million for fiscal year 1998 and net income of $1.1 million in fiscal year 1997. The Company operates in four business segments. Its largest business segment is dedicated to Convenience retailing, wherein the Company has provided decision support software and market information databases since its inception. More recent new business initiatives have been separately staffed with sales, product development and product delivery personnel dedicated to the ultimate success of new business ventures. These business development segments include industry diversification (DataMetrix), postal and retail pricing groups discussed in more detail below.

    CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $16,372,000, $17,326,000 and $22,246,000 in fiscal years 1999, 1998 and 1997, respectively. Corresponding operating profit (loss) was $1,170,000, ($1,340,000), and $2,343,000. The decline in 1998 profitability compared with both 1999 and 1997 was attributable to (a) the economic and financial problems in the Pacific Rim, and (b) a cyclical software license agreement from a major client which cycled for renewal in 1997. The "Asian flu," principally in 1998 resulted in a 42% ($4.3 million) drop in revenues from the Pacific Rim, which has traditionally also been MPSI's highest growth area. Accordingly, the Company also experienced a 6% decline in gross profit margins for 1998. In 1999 MPSI experienced a resurgence in Pacific Rim business, and although consolidated revenues in 1999 were flat compared with 1998 due to cyclical factors in Europe and client consolidations, the Asian business together with cost reductions in both production and operating expenses yielded improved operating results. Recently announced consolidations (e.g. Exxon and Mobil, British Petroleum and Amoco) may have a more pronounced future impact. Management is not able at this time to fully assess the impact of these recent events (positive or negative). In addition to the revenue fluctuation attributable to the Asian business, it should be noted that as compared to fiscal 1997, 1999 and 1998 revenues do not include a $1.5 million single client software license renewal similar to that recorded under a worldwide master agreement during 1997. That transaction principally accounted for the significant difference in 1997 revenue from software licensing as compared with 1999 and 1998. See Note 7 to the Consolidated Financial Statements which sets forth the historical impact of that client on MPSI's annual revenues. The timing of new or renewed long-term software license agreements, and the normally attendant market study orders which often accompany them, can have a substantial impact upon reported revenues and net income between accounting periods.

    The Company does not believe that inflation has significantly impacted the results of operations during the three years ended September 30, 1999. The Company has adjusted prices downward for certain portions of its business in response to increased competition. However, the annual price reductions in each of the last three years have not had a material adverse effect on revenues in any single period. MPSI's new Retail Explorer ("REX(TM)") technology (see product development discussion below) is expected to allow the Company to reduce both price and delivery time in the future through cost reductions and process simplifications. Management expects to implement portions of this new pricing and delivery mechanism for U.S. customers in early fiscal 2000 with similar changes for our broader client constituency beginning later in 2000.

    DATAMETRIX SEGMENT. In December 1998, MPSI formed a separate wholly-owned subsidiary, DataMetrix Inc., whose mission is to leverage MPSI's substantial data warehouse and modeling competency. This unit will target customers in industries outside MPSI's traditionally strong core petroleum-oriented customer base (e.g., banking, telecommunications or quick serve restaurants). These customers will generally have strong retail orientations, but may utilize MPSI's products for a variety of new and exciting reasons. The Company committed significant resources during fiscal 1999 to repackaging existing market information, enhancing that information from both public and private data sources, and developing new delivery vehicles (PC and Internet interfaces). Although some sales did occur in late fiscal 1999, with the expected release of version 2.0 in January 2000, the unit will be fully positioned to grow this new business opportunity. The unit generated revenues of $245,000 against aggregate fully-loaded costs of approximately $2.1 million (of which $794,000 was capitalized in connection with development of the U.S. geographic database).

    POSTAL SEGMENT. Although MPSI has undertaken projects directed at postal agencies for a number of years, this business tends to be cyclical and has not yet reached critical mass. This unit generated revenues of $467,000, $251,000 and $508,000 with attendant operating losses of $111,000, $463,000 and $221,000 in fiscal years 1999, 1998 and 1997, respectively. Introduction of new "Huff" software is expected to positively impact fiscal 2000.

    PRICING SEGMENT. MPSI experienced solid growth in this business segment since it was separately staffed in 1997. Revenues have grown to $2,248,000 in 1999 from $1,524,000 in 1998 and $684,000 in 1997. Likewise, operating profits have improved as reflected in the 1999 operating income of $451,000 compared with an operating loss of $482,000 in 1997 as the Company was able to leverage its semi-fixed cost base against higher revenues. Prior to fiscal 1999, the revenues attributable to this business unit were principally related to special projects and data gathering. In fiscal 1999, the Company secured its first major client commitments to roll out pricing software systems throughout a substantial retail outlet network.

    CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $12.4 million, $12.2 million and $12.4 million in fiscal years 1999, 1998 and 1997, respectively (including corresponding capitalized research and development costs of $1,806,000, $201,000 and $167,000).

    General and administrative expenses decreased $128,000 from 1998 to 1999 despite approximately $100,000 of legal and accounting fees associated with aborted merger discussions and a tax examination of fiscal year 1993-1995. The 1999 reduction was principally due to not having corporate moving costs similar to those incurred in the 1998 move of the Company's Tulsa headquarters. The lower 1999 general and administrative costs continued the downward trend in which corresponding costs had also declined $451,000 (12%) in 1998 as compared with 1997. The 1998 decrease is attributable to (a) cost cutting measures, including staff reductions and related lease space requirements, reduced expenses in Brazil and Bristol of $58,000 and $174,000 respectively, and (b) reduction of performance bonuses due to lower fiscal 1998 results.

    Consolidated sales, marketing, and client service expenses declined $538,000 or 8% in fiscal 1999 after being essentially comparable between 1998 and 1997. The convenience retailing segment experienced a decrease of $1,030,000 attributable primarily to lesser staff and reduced office overheads and travel costs. An additional component of the decrease in consolidated marketing expenses is approximately $396,000, attributable to cost reductions and efficiencies after start up in the pricing and postal segments. Offsetting the declines was an increase of $888,000 for marketing infrastructure added in the DataMetrix segment in fiscal 1999.

    Consolidated research and development expenses (before considering amounts capitalized for product development as discussed under Financial Condition and Liquidity below), increased $933,000 (45%) in fiscal 1999 compared with 1998 while 1998 expenses were higher by $324,000 (18%) over 1997. The 1999 increase reflects approximately $800,000 for new staff, and related costs, required in the DataMetrix segment to develop their U.S. geographic database. The 1998 increase from 1997 was related to the utilization of contract programmers to begin development of Japan CAPS.

    OTHER INCOME AND EXPENSES. Interest expense of $243,000 in 1999 was up substantially from 1998 as the Company carried higher working capital balances throughout 1999, partially due to temporary funding needs attributable to new business start up of DataMetrix. The 1997 interest expense related principally to interest charged by certain suppliers for deferred payments. MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced exchange losses of approximately $57,000, $240,000 and $98,000 in fiscal 1999, 1998 and 1997, respectively. Although MPSI anticipates continuing exposure from the same source in fiscal year 2000, the magnitude is not expected to materially increase as the Company expects to denominate a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge their foreign currency risks.

    INCOME TAXES. Income taxes for fiscal 1999 increased $506,000 over those in 1998 primarily due to higher foreign tax withheld at the source by customers. The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country. Income taxes decreased $828,000 in 1998 as compared to 1997 as a result of the losses incurred in the U.S. in fiscal 1998 which allowed MPSI to offset substantially all of the deferred tax liability from 1997 (See Note 6 to the consolidated financial statements).

    In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The examination was centered upon the Company's revenue recognition policies for computer software, maintenance and market study products. The total estimated additional income taxes (U.S. federal and state), including penalties and interest, have been accrued at September 30, 1999 in the amount of $60,000. The Company expects to finally resolve these issues with the IRS by the end of calendar 1999, although preparation and filing of amended returns may require several months thereafter.

FINANCIAL CONDITION AND LIQUIDITY

    Working capital, the Company's primary measure of liquidity, was $259,000 at September 30, 1999 compared with $1.6 million at September 30, 1998. The 1999 decrease of $1.3 million reflects a $1,225,000 increase in corporate working capital debt and 12% ($241,000) higher trade liabilities and 6% ($326,000) decrease in trade receivables. Additionally, the Company's production throughput, which exceeded new orders, resulted in a 19% ($367,000) decrease of the deferred revenue component at September 30, 1999 compared with 1998. This 1999 decrease in liquidity is principally attributable to (a) substantial new product development and (b) the new DataMetrix segment established in early fiscal 1999. Similarly, the Company experienced a decrease in working capital of $1.4 million (47%) in fiscal 1998 compared with 1997. This decline was principally attributable to the lower revenues and profitability in the Company's Pacific Rim business as discussed previously.

    Based primarily on the product re-engineering activities and new business initiatives, coupled with a resurgence in Pacific Rim activities in 1999, the Company was able to obtain an increase in its bank line of credit to $2 million effective June 30, 1999. The new business initiative and REX product development costs have taxed the Company's internal liquidity, and we have had to increasingly rely on bank financing to level working capital fluctuations caused by internal funding of new initiatives. With the September 1999 roll out of REX for U.S. customers and the January 2000 release of the DataMetrix version 2.0 data products, management expects the combination of internal funding and the bank line of credit to be sufficient for 1999 operations although cash resources will continue to be tight through about March 2000. Management further believes that additional funding could be attracted through equity channels, and is exploring such options in connection with a third business initiative, expansion of the retail consulting group.

    As set forth in the statements of cash flow, the Company generated $1,038,000 of cash flow from operations based principally on the strength of its core convenience retailing division and the resurgence of Pacific Rim business in that division (which region's economic crisis contributed substantially to the $1,202,000 of cash utilized to fund operations in 1998). Management expects its core convenience retailing division will continue to experience improved results as the new REX technology (currently only available to U.S. customers) becomes available to more customers in expanded geographic regions during fiscal 2000. The strength in this core business will continue to provide the funding necessary for reinvestment as MPSI transitions its businesses into the new millennium.

    Expenditures for the acquisition/upgrade of computer equipment were $386,000 in fiscal 1999 compared with $255,000 in 1998. Over this two-year period, MPSI has substantially upgraded its computer systems and is positioned to move forward under its new technology guidelines. Except for possible acquisition of equipment and software which might be necessary in connection with an increased Internet initiative, management expects fiscal 2000 equipment acquisitions to be lower than in fiscal 1999 and to be associated with normal maintenance patterns. Other than operating leases, the Company has made no long-term commitments for equipment purchases.

     Capitalized software expenditures were $1,806,000, compared with $201,000 in 1998 (wherein only the CAPS version for Japan was under development during the last half of the fiscal year). The 1999 capitalized costs principally reflect development of the U.S. version of REX together with completion of Japan CAPS software. Management anticipates software development will decrease in fiscal 2000, but will still be substantially higher than 1998 levels due to the development of REX for geography outside the U.S. Also in fiscal 2000, MPSI will begin to migrate several of its modeling products to the Internet, thereby opening up access to many smaller clients who have traditionally not been able to utilize the Company's technology due to price or computer system constraints. Fiscal 2000 development costs, like those in 1999 and 1998, are expected to be funded out of operating cash flows supplemented by the bank line of credit.

    MPSI's backlog of market studies at September 30, 1999 in the amount of approximately $9.3 million, ($11.6 million at September 30, 1998), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent approximately 45% of the estimated revenues for fiscal year 2000. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. An analysis which identifies a declining backlog might lead one to incorrectly assume that the Company's business is declining, when in fact it is servicing its customers satisfactorily and can rightfully expect renewed study commitments in the future. Management believes that its backlog continues to indicate substantial commitment to MPSI technology on the part of its long-time clients.

YEAR 2000

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

    MPSI's assessment of the impact of this issue has encompassed (1) internally utilized systems, (2) software held for resale, (3) computerized information and software provided by third parties which might be integral to client usage of MPSI products, and (4) compliance issues related entirely to the state of readiness by major customers and vendors. Set forth below is the status of each review and the estimated impact, to the extent that management can determine it:

o Internal Systems. MPSI has assessed and tested its financial accounting systems, production control systems, software/data development applications, internal hardware, and other internal management information systems and believes them to be materially Year 2000 compliant. No significant costs have been expended and no substantive further costs are anticipated.

o MPSI Software Held for Resale. The Company has evaluated and tested the date sensitivity features of its applications software held for resale to customers and believes that there are no material unresolved Year 2000 compliance issues. MPSI's products typically are not date sensitive in nature and no significant costs were incurred or are anticipated in the future.

o Third Party Systems. MPSI has queried all critical external suppliers of applications software, operating systems and PC computer equipment which we believe are integral components of a client's computer network that could affect the performance of MPSI products in that environment. While such products are not directly embedded in the MPSI product delivery, their Year 2000 compliance could affect a client's satisfaction with the use of MPSI products on site. Management believes that it has received compliance satisfaction from all of the third party vendors that could materially impact MPSI product performance. Management has proactively coordinated with each of its major customers the updating, where applicable, to Y2K compliant versions of third party software. No significant costs have been incurred to date relative to this category of computerized process and management does not expect significant further costs.

o Customers and Vendors. MPSI's evaluation of the potential impact of Year 2000 readiness by major customers and suppliers is complete. To date, management has identified two potential issues: (1) remote product support, and (2) general client system failures. Other than the applications software delivered to clients as discussed above, the Company has limited direct interfaces with computerized systems of its customers or vendors, except that MPSI does provide a variety of product support and installation support services using remote access to client systems. We do not expect those interfaces to be materially impacted by Year 2000 issues, but in the event that they were, manual support could supplant the remote support without significantly affecting client relationships. Should major clients experience general systems failures as the result of their planning for Year 2000, MPSI could be substantially impacted on a temporary basis. However, as most of MPSI's applications software can run on a single PC if necessary, our contingency plan contemplates transfer of client delivered software from its network configuration to individual PC equipment until a client's overall system problems can be resolved. As clients and vendors are often unable or unwilling to share information about their state of Year 2000 readiness, management does not have sufficient information concerning the state of readiness of major customers/vendors, and assessment of the potential costs of the contingency plan (which might have to be partially borne by MPSI) cannot be determined.

    Management of the Company believes it has appropriately tested and resolved the Year 2000 issue, to the extent that compliance is within the Company's control. In the event that the Company is unable to ascertain all potential external impacts and thereby is unable to contemplate all possible contingency plans, the Company may be unable to satisfy customer product performance expectations, take additional orders, invoice customers or collect payments, or perform certain other mission-critical functions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES


                                                                               PAGE NO.
                                                                               --------
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditors............................................        19

Consolidated Statements of Operations for the Years Ended September 30,
1999, 1998 and 1997.......................................................        20

Consolidated Balance Sheets at September 30, 1999 and 1998................        21

Consolidated Statements of Cash Flow for the Years Ended September 30,
1999, 1998 and 1997.......................................................        22

Consolidated Statements of Stockholders' Equity - Fiscal Years Ended
September 30, 1997, 1998 and 1999.........................................        23

Notes to Consolidated Financial Statements................................        24


FINANCIAL STATEMENT SCHEDULES:

                                                                                  44
Schedule VIII - Valuation and Qualifying Accounts.........................


All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders MPSI Systems Inc.

    We have audited the accompanying consolidated balance sheets of MPSI Systems Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPSI Systems Inc. and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Tulsa, Oklahoma
November 30, 1999

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------------------------
                                                                 1999                 1998                 1997
                                                            ---------------      ---------------      ---------------
Revenues:
  Information services and software maintenance .......     $    18,772,000      $    18,563,000      $    21,630,000
  Software licensing ..................................             560,000              538,000            1,808,000
                                                            ---------------      ---------------      ---------------
     Total revenues ...................................          19,332,000           19,101,000           23,438,000
                                                            ---------------      ---------------      ---------------
Cost of sales:
  Information services and software maintenance .......           8,088,000            8,482,000            8,837,000
  Software licensing (Note 4) .........................             157,000              314,000              766,000
                                                            ---------------      ---------------      ---------------
     Total cost of sales ..............................           8,245,000            8,796,000            9,603,000
                                                            ---------------      ---------------      ---------------
     Gross profit .....................................          11,087,000           10,305,000           13,835,000
Operating expenses:
  General and administrative ..........................           3,184,000            3,312,000            3,763,000
  Marketing and client services .......................           6,235,000            6,773,000            6,834,000
  Research and development ............................           1,216,000            1,888,000            1,598,000
                                                            ---------------      ---------------      ---------------
     Total operating expenses .........................          10,635,000           11,973,000           12,195,000
                                                            ---------------      ---------------      ---------------
     Operating income (loss) ..........................             452,000           (1,668,000)           1,640,000
Other income (expense):
  Interest income .....................................             240,000              292,000              197,000
  Interest expense ....................................            (243,000)             (99,000)            (154,000)
  Loss on foreign exchange ............................             (57,000)            (240,000)             (98,000)
  Other, net ..........................................               2,000               17,000              147,000
                                                            ---------------      ---------------      ---------------
  Income (loss) before income taxes ...................             394,000           (1,698,000)           1,732,000
Income taxes ..........................................             307,000             (199,000)             629,000
                                                            ---------------      ---------------      ---------------
Net income (loss) .....................................     $        87,000      $    (1,499,000)     $     1,103,000
                                                            ===============      ===============      ===============
Per share (Note 11):
  Basic and diluted income (loss) per common share ....     $           .03      $          (.53)     $           .39


          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                SEPTEMBER 30,
                                                                                     ------------------------------------
                                                                                          1999                 1998
                                                                                     ---------------      ---------------
Current assets:
  Cash and cash equivalents ....................................................     $       296,000      $       224,000
  Short-term investments, at cost ..............................................               3,000                3,000
  Receivables (Notes 2 and 5):
     Trade .....................................................................           3,849,000            4,207,000
     Current portion of long-term receivables, net of unamortized
      discount .................................................................           1,307,000            1,275,000
  Work in process inventory ....................................................             107,000              107,000
  Prepaid assets ...............................................................             137,000               81,000
                                                                                     ---------------      ---------------
     Total current assets ......................................................           5,699,000            5,897,000
Long-term receivables, net of unamortized discount (Note 2) ....................           1,756,000            2,201,000
Property and equipment, net (Note 3) ...........................................             945,000              962,000
Capitalized product development costs, net (Note 4) ............................           1,933,000              280,000
Other assets ...................................................................             185,000              150,000
                                                                                     ---------------      ---------------
     Total assets ..............................................................     $    10,518,000      $     9,490,000
                                                                                     ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank  (Note 5) ...............................................     $     1,575,000      $       350,000
  Accounts payable .............................................................             686,000              889,000
  Accrued liabilities (Notes 6 and 8) ..........................................           1,617,000            1,173,000
  Deferred revenue .............................................................           1,562,000            1,929,000
                                                                                     ---------------      ---------------
     Total current liabilities .................................................           5,440,000            4,341,000
Noncurrent deferred revenue ....................................................           1,146,000            1,346,000
Noncurrent deferred income taxes (Note 6) ......................................              86,000               86,000
Other noncurrent liabilities ...................................................             133,000              172,000
                                                                                     ---------------      ---------------
          Total liabilities ....................................................           6,805,000            5,945,000
                                                                                     ---------------      ---------------
Commitments and contingencies (Note 9) .........................................                  --                   --
Stockholders' equity (Note 8):
  Preferred Stock, $.10 par value, 1,000,000 shares authorized,
     none issued or outstanding ................................................                  --                   --
  Common Stock, $.05 par value, 20,000,000 shares authorized,
     2,849,000 shares issued and outstanding at
     September 30, 1999 and 1998 ...............................................             142,000              142,000
  Junior Common Stock, $.05 par value, 500,000 shares authorized,
     none issued or outstanding ................................................                  --                   --
  Additional paid-in capital ...................................................          13,079,000           13,079,000
  Deficit ......................................................................         (10,272,000)         (10,359,000)
  Other accumulated comprehensive income .......................................             764,000              683,000
                                                                                     ---------------      ---------------
          Total stockholders' equity ...........................................           3,713,000            3,545,000
                                                                                     ---------------      ---------------
          Total liabilities and stockholders' equity ...........................     $    10,518,000      $     9,490,000
                                                                                     ===============      ===============

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOW (SEE ALSO NOTE 10)


                                                                              YEAR ENDED SEPTEMBER 30,
                                                             ---------------------------------------------------------
                                                                  1999                 1998                 1997
                                                             ---------------      ---------------      ---------------
Income (loss) from operations ..........................     $        87,000      $    (1,499,000)     $     1,103,000
Adjustments to reconcile income (loss) from
  operations to cash provided (used) by operations:
  Depreciation and amortization of property and
     equipment .........................................             403,000              425,000              419,000
  Amortization of software products ....................             153,000              314,000              617,000
  Deferred income taxes ................................                  --             (354,000)             312,000
  Loss on sale of assets ...............................              (1,000)                  --                   --
Changes in assets and liabilities:
  Decrease (increase) in assets:
     Receivables .......................................             718,000              295,000           (1,602,000)
     Inventories .......................................                  --               90,000              164,000
     Prepaid and other assets ..........................             (91,000)              76,000              114,000
  Increase (decrease) in liabilities:
     Trade payables and accruals .......................             319,000             (406,000)            (365,000)
     Taxes payable .....................................              17,000               51,000              178,000
     Deferred revenue ..................................            (567,000)            (194,000)            (155,000)
                                                             ---------------      ---------------      ---------------
          Net cash provided (used) by operations .......           1,038,000           (1,202,000)             785,000
                                                             ---------------      ---------------      ---------------
Cash flows from investing activities:
  Decrease in short-term investment ....................                  --                   --               46,000
  Purchase equipment ...................................            (386,000)            (255,000)            (267,000)
  Capitalized product development costs ................          (1,806,000)            (201,000)            (167,000)
  Proceeds from disposition of assets ..................               1,000               31,000                6,000
                                                             ---------------      ---------------      ---------------
          Net cash used by investing activities ........          (2,191,000)            (425,000)            (382,000)
                                                             ---------------      ---------------      ---------------
Cash flows from financing activities:
  Net proceeds from bank line of credit ................           1,225,000              203,000              147,000
  Proceeds from exercised stock options ................                  --               49,000               98,000
                                                             ---------------      ---------------      ---------------
          Net cash provided by financing activities ....           1,225,000              252,000              245,000
                                                             ---------------      ---------------      ---------------
Increase (decrease) in cash and cash equivalents .......              72,000           (1,375,000)             648,000
Cash and cash equivalents at beginning of period .......             224,000            1,599,000              951,000
                                                             ---------------      ---------------      ---------------
Cash and cash equivalents at end of period .............     $       296,000      $       224,000      $     1,599,000
                                                             ===============      ===============      ===============

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                                               COMMON STOCK                                             OTHER
                                        ---------------------------    ADDITIONAL                    ACCUMULATED           TOTAL
                                                         CARRYING       PAID-IN                     COMPREHENSIVE      STOCKHOLDERS'
                                           SHARES          VALUE        CAPITAL         DEFICIT         INCOME            EQUITY
                                        ------------   ------------   ------------   ------------   -------------      -------------
BALANCE - SEPTEMBER 30, 1996 ......        2,794,000   $    140,000   $ 12,934,000   $ (9,963,000)   $    954,000      $  4,065,000
COMPREHENSIVE INCOME:
   Net income .....................               --             --             --      1,103,000              --         1,103,000
   Other accumulated comprehensive
      income:
      Foreign currency translation
        adjustment ................               --             --             --             --           3,000             3,000
TOTAL COMPREHENSIVE INCOME                                                                                             $  1,106,000
   Stock options exercised ........           39,000          2,000         96,000             --              --            98,000
                                        ------------   ------------   ------------   ------------    ------------      ------------
BALANCE - SEPTEMBER 30, 1997.......        2,833,000        142,000     13,030,000     (8,860,000)        957,000         5,269,000
COMPREHENSIVE INCOME:
   Net loss .......................               --             --             --     (1,499,000)             --        (1,499,000)
   Other accumulated comprehensive
     income:
     Foreign currency translation
       adjustment .................               --             --             --             --        (274,000)         (274,000)
TOTAL COMPREHENSIVE INCOME                                                                                             $ (1,773,000)
   Stock options exercised ........           16,000             --         49,000             --              --            49,000
                                        ------------   ------------   ------------   ------------    ------------      ------------
BALANCE - SEPTEMBER 30, 1998.......        2,849,000        142,000     13,079,000    (10,359,000)        683,000         3,545,000
COMPREHENSIVE INCOME:
   Net income:.....................               --             --             --         87,000              --            87,000
   Other accumulated comprehensive
      income:
      Foreign currency translation
         adjustment ...............               --             --             --             --          81,000            81,000
TOTAL COMPREHENSIVE INCOME                                                                                             $    168,000
                                        ------------   ------------   ------------   ------------    ------------      ------------
BALANCE - SEPTEMBER 30, 1999 ......        2,849,000   $    142,000   $ 13,079,000   $(10,272,000)   $    764,000      $  3,713,000
                                        ============   ============   ============   ============    ============      ============

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

    Capitalized Product Development Costs: Cost of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) and the capitalized cost of software developed for internal use are presented net of accumulated amortization.

    The costs of internally developed software held for resale include direct labor, materials and overhead, and relate to significant enhancements to existing software or to development of new software products. All costs incurred to establish the technological feasibility of internally developed software are charged to research and development expense as incurred. Royalties, which may become payable because of ongoing proprietary interests related to third-party software imbedded in MPSI products, are charged to cost of sales-software licensing as applicable software sales are recognized.

    The annual amortization of software products is computed on a product-by-product basis and is the greater of the amount determined using (1) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (2) the straight-line method over the remaining economic life of the product. Historically, the straight-line method has resulted in a greater amount of amortization in each accounting period and has, therefore, been the basis for amortization in the current period and in prior periods. Amortization starts when a product is available for general release to customers (internal or external) and is reflected in cost of sales-software licensing.

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

    Earnings Per Share: Basic earnings per share is based upon the average number of common shares outstanding. Diluted earnings per share assume the issuance of common stock from dilutive stock options.

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

    Advertising: Costs of advertising were $87,000, $90,000 and $112,000 in fiscal years 1999, 1998 and 1997, respectively, and are expensed as incurred.

    New Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued two additional accounting standards, FAS No. 130 "Reporting Comprehensive Income" ("FAS 130") and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), effective for fiscal years beginning after December 15, 1997 (fiscal year 1999 for the Company). FAS 130 establishes standards for the reporting and display of comprehensive income. While the Company does have certain comprehensive income items, primarily foreign currency translation adjustments, the adoption of FAS 130 did not materially affect the

Company's financial reporting and disclosures. FAS 131 establishes standards for reporting financial and descriptive information about a company's operating segments. The required disclosures applicable to FAS 131 are set forth in Note 7.

    In November 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 97-2 ("SOP 97-2") entitled "Software Revenue Recognition." The SOP provides revised and expanded guidance on when software revenue should be recognized and in what amounts for licensing, selling, and leasing, or otherwise marketing computer software. The SOP was effective for transactions entered into by the Company beginning October 1, 1998. However, in March 1998, the AcSEC issued SOP 98-4 which defers for one year the effective date of specific provisions within SOP 97-2. In December 1998, AcSEC issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 extended the deferral period in SOP 98-4 to be effective through fiscal years beginning on or before March 15, 1999 (or through the Company's fiscal 1999). Other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999 (the Company's fiscal 2000). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangement if sufficient vendor specific objective evidence (other than the license agreement itself) does not exist for the allocation of revenue to the various elements of the arrangement. As a result, beginning in fiscal 2000, the Company will recognize software licensing revenues and the related maintenance ratably over the term of the arrangement. If the provisions of these SOPs had been adopted in fiscal 1999, $398,000 of software licensing revenue would have been deferred to future periods.

    In March 1998, the AICPA issued SOP 98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal-Use. The SOP is effective for the Company beginning on October 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal-use. Although not yet applicable for fiscal year 1999, the Company has adopted the accounting policies set forth in the SOP and has capitalized certain costs for internally developed software (see Note 4).

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

--------------------------------------------------------------------------------
2.   RECEIVABLES:

    Trade accounts receivable include unbilled amounts of $984,000 at September 30, 1999 and $692,000 at September 30, 1998. These amounts represent market study revenues recognized under the percentage-of-completion method in excess of amounts billed and will generally be billable during the succeeding twelve months upon completion of the respective studies.

    Current and noncurrent receivables also include unbilled amounts of $3,158,000 at September 30, 1999 and $3,605,000 at September 30, 1998 (before present value discount and excluding $142,000 and $231,000 which had been billed at September 30, 1999 and 1998, respectively) related to multi-year software license and maintenance agreements. Since these agreements contain annual installment billing provisions, the unbilled receivable balance for some contracts is as much as four years' future annual billings. Of the September 30, 1999 unbilled amounts, $1,314,000 (compared with $1,248,000 at September 30,
1998) will be billed in the succeeding twelve months, and the remainder will be billed thereafter at such future dates as are specified in the respective contracts. The portion of such future billings related to maintenance and support services not yet performed is offset by corresponding amounts in deferred revenue. The current portions of long-term receivables are reduced by unamortized present value discount of $149,000 and $204,000 at September 30, 1999 and 1998, respectively. Noncurrent long-term receivables are presented net of unamortized present value discount in the amount of $88,000 and $156,000 at September 30, 1999 and 1998, respectively. The present value discount is imputed based upon the New York prime rate on the effective date of each agreement. Interest income related to these agreements was $225,000, $267,000, and $177,000 in fiscal years 1999, 1998 and 1997, respectively.

    A significant portion of the Company's business activity is with the major multinational oil companies. At September 30, 1999, 97% ($6,890,000) of the Company's receivables (before present value discounts) were from petroleum clients ($7,680,000 or 96% at September 30, 1998). The receivable portfolio is well diversified geographically which tends to mitigate the potential impact of fluctuations in petroleum activities which may otherwise result if receivables were confined to a particular geographic area. Software license agreements are payable over several years (generally five-year agreements) and are expected to be paid from operating cash flows of the customers. The Company does not require collateral or other security to support these contractual receivables. The carrying value of long-term receivables, net of unearned discount, approximates market value.

--------------------------------------------------------------------------------
3.   PROPERTY AND EQUIPMENT:

    Property and equipment consists of:

                                                             SEPTEMBER 30,
                                          USEFUL LIFE    --------------------------
                                           IN YEARS         1999            1998
                                          -----------    ----------      ----------
Leasehold improvements.................     Various      $  198,000      $  803,000
Computer equipment and software........       4-5         4,600,000       4,426,000
Office furnishings and equipment.......       3-10        1,085,000       1,309,000
                                                         ----------      ----------
                                                          5,883,000       6,538,000
Accumulated depreciation...............                  (4,938,000)     (5,576,000)
                                                         ----------      ----------
          Net property and equipment...                  $  945,000      $  962,000
                                                         ==========      ==========

    The provision for depreciation was $403,000, $425,000, and $419,000 for the years ended September 30, 1999, 1998 and 1997, respectively. At September 30, 1999, fully depreciated assets with an aggregate original cost of approximately $3,760,000 remain in use.

--------------------------------------------------------------------------------
4.   CAPITALIZED PRODUCT DEVELOPMENT COSTS:

                                               SEPTEMBER 30,
                                      ------------------------------
                                          1999              1998
                                      ------------      ------------
Software held for resale ........     $  4,891,000      $  4,299,000
Internal use software ...........          420,000                --
U.S. geographic database ........          794,000                --
                                      ------------      ------------
     Total capitalized costs ....     $  6,105,000      $  4,299,000
Accumulated amortization ........       (4,172,000)       (4,019,000)
                                      ============      ============
     Net capitalized product
          development costs  ....     $  1,933,000      $    280,000
                                      ============      ============

    Amortization of capitalized product development costs is generally based upon useful lives of 18 to 36 months. The provision for amortization, reflected in Software Licensing cost of sales, was $157,000, $314,000, and $617,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Based upon current sales forecasts, capitalized product development costs are projected to be recoverable. However, these sales forecasts are subject to certain vulnerabilities which could potentially affect the recoverability of those costs.

--------------------------------------------------------------------------------
5.   NOTE PAYABLE TO BANK:

    The Company maintains a working capital credit facility through its principal U.S. bank in the aggregate amount of $2,000,000 which is secured by billed accounts receivable and current portions of long-term receivables. The credit line currently bears interest at approximately 9.25% and matures in June 2000. The weighted average interest rates were 8.94% in fiscal year 1999 and 8.66% in fiscal year 1998. The Agreement requires that the Company shall maintain Tangible Net Worth of not less than $3.5 million, shall maintain reasonable and customary insurance on its assets and personnel, and shall not, without authorization of lender, undertake additional debt (other than lease indebtedness or normal supplier obligations), lend money, invest in other entities or guarantee debt of others during the term of the Agreement.

--------------------------------------------------------------------------------
6.   INCOME TAXES:

                                                               YEAR ENDED SEPTEMBER 30,
                                                    -----------------------------------------------
                                                        1999             1998              1997
                                                    ------------     ------------      ------------
Income (loss)
  before income taxes:
  Domestic ....................................     $    111,000     $ (1,987,000)     $  1,682,000
  Foreign .....................................          283,000          289,000            50,000
                                                    ------------     ------------      ------------
          Total ...............................     $    394,000     $ (1,698,000)     $  1,732,000
                                                    ============     ============      ============
Income taxes (benefits):
  Current:
     Federal ..................................     $     15,000     $         --      $     27,000
     State ....................................           45,000               --            81,000
     Foreign ..................................          247,000          155,000           209,000
                                                    ------------     ------------      ------------
          Current income taxes ................          307,000          155,000           317,000
  Deferred:
     Federal ..................................               --         (307,000)          285,000
     State ....................................               --          (50,000)           24,000
     Foreign ..................................               --            3,000             3,000
                                                    ------------     ------------      ------------
     Deferred income taxes ....................               --         (354,000)          312,000
                                                    ------------     ------------      ------------
          Provision for total income taxes ....     $    307,000     $   (199,000)     $    629,000
                                                    ============     ============      ============

    A reconciliation of the provision for income taxes at the applicable Federal statutory income tax rate to the actual provision for income taxes follows:

                                                      YEAR ENDED SEPTEMBER 30,
                                             ------------------------------------------
                                                1999            1998            1997
                                             ----------      ----------      ----------
Expense (benefit) at statutory rate ....     $  138,000      $ (595,000)     $  607,000

Foreign income and taxes, net ..........         78,000          57,000           9,000
State income taxes .....................         45,000              --          71,000
Increase (decrease) in valuation
   allowance ...........................        (47,000)        302,000        (120,000)
Other, net .............................         93,000          37,000          62,000
                                             ----------      ----------      ----------
  Income taxes .........................     $  307,000      $ (199,000)     $  629,000
                                             ==========      ==========      ==========

    Income taxes of $60,000 were payable at September 30, 1999 ($25,000 receivable at September 30, 1998). The Company does not accrue income taxes on undistributed earnings of certain foreign subsidiaries which are permanently invested. At September 30, 1999 and 1998, the amount of undistributed earnings for which taxes have not been accrued was insignificant.

    In March 1996, the Internal Revenue Service initiated an examination of tax years 1993 through 1995. The Company received a final report of the results in November 1999. The resolution of the examination resulted in no material effect on the Company's financial position.

    At September 30, 1999, the Company has various U.S. tax credits of $731,000 which expire between 2000 and 2004. At September 30, 1999, certain foreign subsidiaries have net operating loss carryforwards of approximately $7,806,000 which may be utilized in future years.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         SEPTEMBER 30,
                                                   -------------------------
                                                      1999           1998
                                                   ----------     ----------
Deferred tax liabilities:
  Software revenue ...........................     $  958,000     $  730,000
  Depreciation ...............................        163,000        126,000
  Other ......................................        121,000        121,000
                                                   ----------     ----------
          Total deferred tax liabilities .....      1,242,000        977,000
                                                   ----------     ----------
Deferred tax assets:
  Accrued liabilities ........................        482,000        379,000
  U.S. and foreign loss carryforwards ........      2,956,000      2,841,000
  U.S. tax credit carryforwards ..............        284,000        284,000
                                                   ----------     ----------
          Total deferred tax assets ..........      3,722,000      3,504,000
  Valuation allowance for deferred tax assets       2,566,000      2,613,000
                                                   ----------     ----------
     Net deferred tax assets .................      1,156,000        891,000
                                                   ----------     ----------
          Net deferred tax liabilities .......     $   86,000     $   86,000
                                                   ==========     ==========

    Utilization of the Company's tax credit and loss carryforwards is dependent on realizing taxable income in the appropriate tax jurisdiction. Deferred tax assets for these carryforwards have been reduced by the valuation allowance to an amount that is more likely than not to be realized.

--------------------------------------------------------------------------------
7. BUSINESS SEGMENT AND REVENUE FROM MAJOR CUSTOMERS:

    In 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of the Enterprise and Related Information ("Statement No. 131"). Under the provisions of Statement No. 131, public business enterprises must report financial and descriptive information about its reportable segments.

    The Company identifies segments based upon line of business which results in four reportable segments: convenience retailing, pricing, postal and DataMetrix segments. The convenience retailing segment derives its revenues from providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks, primarily in the petroleum industry. In many cases, pricing products are sold within the same customer base applicable to convenience retailing. However, pricing services are directed more towards operational issues rather than retail site location or operation. The postal segment is a specific niche organization which services government or quasi-government postal agencies around the world, although in recent years, most revenues from this segment have been generated in the United States. The DataMetrix segment derives its revenues primarily from the sales of visual mapping information for cities in the United States. The Company's measure of segment profit is operating income. Amortization is specifically assigned to each reported segment as capitalized development costs are written off to segmented cost of sales over their useful economic life. Development of the DataMetrix segment core product was not completed as of September 30, 1999 and, therefore, no amortization was recorded. Depreciation is allocated to each reported segment through pre-determined corporate percentages. Identifiable assets in the convenience retailing, pricing and postal segments, which are recorded in the convenience retailing segment, are shared resources which are not specifically allocated. All assets acquired are managed as shared resources and are not identifiable to specific reporting segments.

    Information on segments and a reconciliation to income before taxes are as follows:

                                               ------------------------------------------------------------------------------------
                                                                                  S E G M E N T S
                                               ------------------------------------------------------------------------------------
                                                CONVENIENCE
                                                 RETAILING         PRICING            POSTAL          DATAMETRIX           TOTAL
                                               ------------      ------------      ------------      ------------      ------------
YEAR ENDED SEPTEMBER 30, 1999
Revenues:
    Information services and
       software maintenance ...............    $ 15,998,000      $  2,062,000      $    467,000      $    245,000      $ 18,772,000
    Software licensing ....................         374,000           186,000                --                --           560,000
                                               ------------      ------------      ------------      ------------      ------------
         Total revenues ...................    $ 16,372,000      $  2,248,000      $    467,000      $    245,000      $ 19,332,000
                                               ============      ============      ============      ============      ============
    Operating income ......................    $  1,170,000      $    451,000      $   (111,000)     $ (1,058,000)     $    452,000
                                               ============      ============      ============      ============
    Other income (expense) ................                                                                                (58,000)
                                                                                                                       ------------
    Income before income tax ..............                                                                            $    394,000
                                                                                                                       ============

    Amortization ..........................    $    130,000      $     23,000      $         --      $         --      $    153,000
    Depreciation ..........................         325,000            13,000             8,000            57,000           403,000
    Identifiable assets ...................       9,586,000                --                --           932,000        10,518,000
    Additions to property/equipment .......         386,000                --                --                --           386,000

YEAR ENDED SEPTEMBER 30, 1998
Revenues:
    Information services and
       software maintenance ...............    $ 16,818,000      $  1,494,000      $    251,000      $         --      $ 18,563,000
    Software licensing ....................         508,000            30,000                --                --           538,000
                                               ------------      ------------      ------------      ------------      ------------
         Total revenues ...................    $ 17,326,000      $  1,524,000      $    251,000      $         --      $ 19,101,000
                                               ============      ============      ============      ============      ============
    Operating income ......................    $ (1,340,000)     $    135,000      $   (463,000)     $         --      $ (1,668,000)
                                               ============      ============      ============      ============
    Other income (expense) ................                                                                                 (30,000)
                                                                                                                       ------------
    Income before income tax ..............                                                                            $ (1,698,000)
                                                                                                                       ============

    Amortization ..........................    $    314,000      $         --      $         --      $         --      $    314,000
    Depreciation ..........................         397,000            19,000             9,000                --           425,000
    Identifiable assets ...................       9,490,000                --                --                --         9,490,000
    Additions to property/equipment .......         255,000                --                --                --           255,000

YEAR ENDED SEPTEMBER 30, 1997
Revenues:
    Information services and
       software maintenance ...............    $ 20,740,000      $    382,000      $    508,000      $         --      $ 21,630,000
    Software licensing ....................       1,506,000           302,000                --                --         1,808,000
                                               ------------      ------------      ------------      ------------      ------------
         Total revenues ...................    $ 22,246,000      $    684,000      $    508,000      $         --      $ 23,438,000
                                               ============      ============      ============      ============      ============
    Operating income ......................    $  2,343,000      $   (482,000)     $   (221,000)     $         --      $  1,640,000
                                               ============      ============      ============      ============
    Other income (expense).................                                                                                  92,000
                                                                                                                       ------------
    Income before income tax ..............                                                                            $  1,732,000
                                                                                                                       ============

    Amortization ..........................    $    699,000      $     67,000      $         --      $         --      $    766,000
    Depreciation ..........................         392,000            18,000             9,000                --           419,000
    Identifiable assets ...................      11,638,000                --                --                --        11,638,000
    Additions to property/equipment .......         267,000                --                --                --           267,000

The Company's principal production facility in the United States is supported by satellite production facilities in England and Brazil. Foreign sales offices or representatives are currently maintained in Australia, Brazil, Japan, South Africa, South Korea, Shanghai, the United Kingdom and Singapore. The following table sets forth the revenues by each of the Company's three production centers, export sales from the United States and long-lived assets.

                                                    YEAR ENDED SEPTEMBER 30
                                             1999             1998             1997
                                         ------------     ------------     ------------
Revenues from external customers:
    United States....................    $ 18,992,000     $ 18,102,000     $ 21,845,000
    Europe...........................         181,000          550,000          908,000
    South America....................         159,000          449,000          685,000
                                         ------------     ------------     ------------
Total revenues.......................    $ 19,332,000     $ 19,101,000     $ 23,438,000
                                         ============     ============     ============

Export sales from the United States:
    Canada...........................    $    264,000     $    478,000     $    462,000
    Central America..................         326,000          489,000          408,000
    South America....................         776,000          295,000          572,000
    Europe...........................         546,000          582,000          788,000
    Asia/Pacific Rim.................       7,506,000        5,991,000       10,815,000
    Africa...........................         312,000          829,000          188,000
                                         ------------     ------------     ------------
Total export sales...................    $  9,730,000     $  8,664,000     $ 13,233,000
                                         ============     ============     ============

Long-lived assets:
    United States....................    $  4,478,000     $  3,182,000     $  4,076,000
    Foreign offices..................         341,000          411,000          270,000
                                         ------------     ------------     ------------
Total long-lived assets..............    $  4,819,000     $  3,593,000     $  4,346,000
                                         ============     ============     ============

More than 97% of total revenues from continuing operations were derived from the petroleum industry during each of the years ended September 30, 1999, 1998 and 1997. Individual customers accounted for MPSI revenues that were in excess of 10% of consolidated revenues in those years as follows (in millions of dollars):

                                         1999                     1998                      1997
                                  -----------------        ------------------        -----------------
                                  Amount        %          Amount         %          Amount        %
                                  ------      -----        ------       -----        ------      -----
Exxon/Esso/Imperial...........      $4.3         23          $3.5          19          $5.6         24
Texaco/Caltex.................       *            *           *             *          $2.6         11
Amoco.........................       *            *          $2.1          11           *            *

         *Below 10% for this period.

Although the Company would be adversely affected if several petroleum industry customers curtailed their long-term usage of MPSI products or, in the event of a significant long-term economic downturn in the petroleum industry generally, the Company's petroleum clients are well diversified geographically which reduces the long-term risk attendant with its industry dependence, and MPSI has historically experienced high renewal rates for its software license and maintenance agreements.

--------------------------------------------------------------------------------
8.   EMPLOYEE BENEFITS:

    Under an employee stock ownership and investment plan, all qualifying U.S. employees may contribute up to 16% of their annual earnings. Subject to certain limitations, the Company will contribute in cash or Common Stock an amount equal to but not less than 50% or more than 100% of a participant's salary deferral contributions that are not in excess of 6% of the participant's earnings for the year. Contributions may be invested in nine equity or fixed-income funds. The Company recorded expense related to its matching contribution of $166,000, $155,000, and $153,000 in fiscal years 1999, 1998 and 1997, respectively. At September 30, 1999 and 1998, the Company had accrued $138,000 and $120,000 of liabilities for matching contributions to the 401(k) plan (which in each case represented the estimated Company match attributable to nine months of participant contributions since the Plan year ends December 31). During fiscal year 1999, the Company liquidated its matching contribution liability for the Plan year ended December 31, 1998 by contributing $161,000 in cash. During fiscal year 1998, the Company contributed $158,000 in cash applicable to the Plan year ended December 31, 1997. The matching contribution for Plan year 1999 will be paid during fiscal year 2000.

    The Company had reserved 750,000 shares of Common Stock for issuance of stock options under a 1988 stock option plan covering all employees. At September 30, 1999, although that plan expired in November 1998, 141,000 options granted under that plan vest one-third annually over a three-year period, and will not expire until 2002. An additional 750,000 shares are reserved under a 1998 stock plan. Options of 125,000 are outstanding under the 1998 plan, expire from 2003 to 2004 and also vest one-third annually over a three-year period.

    The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, the Company only recognizes compensation expense when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

    Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option-pricing model. The fair value of the options was estimated at the date of the grants with the following average assumptions: expected life of the stock options 4 years; volatility of the expected market price of the Company's common stock price of 109%, 106.5% and 114% in 1999, 1998 and 1997, respectively; risk-free interest rate of 5.81%, 5.77% and 6.2% in 1999, 1998 and 1997, respectively, and a no-dividend yield.

    The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                          1999                        1998                        1997
                                  -----------------------    ------------------------   ------------------------
                                  PRO FORMA     REPORTED     PRO FORMA     REPORTED     PRO FORMA      REPORTED
                                  ----------   ----------    ----------   -----------   ----------    ----------
    Net income (loss).........    $   24,000   $   87,000    $(1,675,000) $(1,499,000)  $  941,000    $1,103,000
    Basic and diluted income
       (loss) per share.......    $      .01   $      .03    $      (.59) $      (.53)  $      .33    $      .39

    A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                                            WEIGHTED-AVERAGE
                                                   OPTIONS                  EXERCISE PRICE                EXERCISABLE
                                                   -------                  --------------                -----------
     AT SEPTEMBER 30, 1996                         279,283                        4.04                       98,288
         Granted..............                       3,000                        3.25
         Exercised............                     (38,782)                       2.53
         Forfeited............                     (28,866)                       4.53
         Expired..............                      (1,100)                       8.75
     AT SEPTEMBER 30, 1997                         213,535                        4.21                       117,810
         Granted..............                       3,000                        4.63
         Exercised............                     (17,516)                       2.82
         Forfeited............                      (5,233)                       3.34
         Expired..............                     (33,967)                       2.25
     AT SEPTEMBER 30, 1998                         159,819                        4.75                       153,597
         Granted..............                     121,500                        1.41
         Exercised............                          --                          --
         Forfeited............                      (4,867)                       4.99
         Expired..............                     (10,000)                       3.60
     AT SEPTEMBER 30, 1999                         266,452                        3.31                       141,952

    The weighted average grant date fair value for options granted during each of the three fiscal years ended September 30, 1999, 1998 and 1997 were $1.33, $3.45, and $2.52, respectively. The exercise price for options outstanding as of September 30, 1999 ranged from $1.00 to $5.50. The weighted average remaining contractual life of those options is 2.8 years.

    The Company accrued $127,000 at September 30, 1999 ($14,000 accrued at September 30, 1998); in connection with incentive award programs for certain employees. The awards were accrued based upon the Company's achievement of certain revenue and operating income objectives and the respective contributions of certain employees to the achievement of those objectives. The various incentive plans specify cash settlement of the accrued liability prior to December 31, 1999.

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

    At September 30, 1999 and 1998, the Company had accrued $613,000 and $573,000, respectively, related to employee vacations earned but not yet taken.

--------------------------------------------------------------------------------
9.   COMMITMENTS AND CONTINGENCIES:

    The Company leases other office space and equipment under various agreements, substantially all of which have been accounted for as operating leases. Rental expense, including the leases described above, of $1,126,000 was recorded during the year ended September 30, 1999 ($952,000 in 1998 and $929,000 in 1997). Aggregate future rentals under these commitments are as follows: 2000 -- $959,000, 2001 -- $812,000, 2002 -- $701,000, 2003 -- $496,000, and 2004 --
$4,000.

--------------------------------------------------------------------------------
10.  SUPPLEMENTAL CASH FLOW INFORMATION:

    The Company paid interest of $243,000 during fiscal year 1999, $99,000 during fiscal year 1998, and $154,000 during fiscal year 1997. Income taxes of $290,000, $105,000, and $132,000 were paid during fiscal years 1999, 1998 and
1997, respectively.

--------------------------------------------------------------------------------
11.  BASIC AND DILUTED EARNINGS PER SHARE:

     The following sets forth the computation of basic and diluted earnings
(loss) per share for the years ended September 30:

In thousands:                                    1999         1998          1997
                                               --------     --------      --------
Basic weighted-average shares ............        2,849        2,844         2,798
Effect of dilutive stock options .........           45           --            22
Diluted weighted-average shares ..........        2,894        2,844         2,820

Net income (loss): .......................     $     87     $ (1,499)     $  1,103
Basic and diluted earnings (loss)
     per common share ....................     $    .03     $   (.53)     $    .39
                                               --------     --------      --------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended September 30, 1999 and 1998.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of directors and officers.

         The directors and executive officers of the Company are as follows:

                      NAME                        AGE               POSITION
             -------------------------------- ------------ -----------------------------------------
             Ronald G. Harper (1)(2)(3)           61       Chairman  of  the  Board  of  Directors,
                                                           President and Chief Executive Officer
             Roger A. Finn                        62       President - DataMetrix Inc.
             Bryan D. Porto                       50       Executive Vice President and Director
             James C. Auten                       51       Vice President, Chief Financial Officer
             William H. Webb                      59       Gen. Mgr., Corporate Human Resources
             John C. Bumgarner, Jr. (1)(2)(3)     57       Director
             Dr. David L. Huff (1)                68       Director
             Joseph C. McNay (1)(2)(3)            65       Director
             John J. McQueen (2)(3)               78       Director

             (1) Member of the Compensation Committee
             (2) Member of the Audit Committee
             (3) Member of the Nominating Committee

(c)  Identification of certain significant employees.

          Not applicable.

(d)  Family relationships.

          Not applicable.

(e)  Business experience.

          Mr. Harper, who founded the Company in 1970, has served as its President, Chairman of the Board and Chief Executive Officer since inception.

          Mr. Finn was named President of DataMetrix Inc. in 1999. He was previously Vice President, Pricing Division. Mr. Finn joined MPSI in 1982 as Director of Network Planning and has served in various marketing and network planning positions since that time.

         Mr. Porto was appointed Executive Vice President of MPSI's Petroleum Service Division in 1998. He previously served as Sr. Vice President - Retail Petroleum and has served in marketing and network planning positions since joining MPSI in the Rio de Janeiro office in 1985. Mr Porto was named to MPSI's Board of Directors in June 1998.

         Mr. Auten was appointed Vice President and Chief Financial Officer in 1996. Mr. Auten joined MPSI in 1984 as Corporate Controller and held such position until December 1992 when he was appointed Principal Accounting Officer. Prior to joining MPSI, Mr. Auten was with KPMG Peat Marwick accounting firm.

         Mr. Webb joined MPSI as General Manager, Corporate Human Resources on April 8, 1996. Previously, Mr. Webb spent 14 years with Amerada Hess Corporation as Manager of Personnel Administration.

         Mr. Bumgarner serves in the following capacities for the Williams Companies, a Tulsa-based conglomerate -- Sr. Vice President, Corporate Development and Planning; President, Williams International; President, Strategic Investments, Williams Communications Group; and President, Williams Headquarter Building Group. He has been employed by The Williams Companies, Inc. since 1977. He is also a director of TRANSCO, James River Coal Company and several privately held companies. He has served on MPSI's Board since 1982.

         Dr. Huff has been a member of the faculty at the University of Texas since 1968. He has been a Fulbright Lecturer and has published numerous books and articles, including "Market Area Analysis, A Graphical Index of Consumer Expectation," "Measures of Market Area Overlap," and "Retail Location Theory." He is an expert in computer modeling techniques. He has served on MPSI's Board since 1982.

         Mr. McNay has been the President, Director and Chairman of the Board of Essex Investment Management Company, Inc., a company engaged in investment and advisory services, since 1976. Mr. McNay is also a director of Softech, Inc. and Alpha 1 Biomedical, Inc., which are publicly held companies. He has served on MPSI's Board since 1982.

         Mr. McQueen has been in the private practice of law in the Tulsa area since 1959. He has also served as a certified public accountant with KPMG Peat Marwick, as a tax specialist with Warren Petroleum Corp., and as controller of Davis Investments, a company engaged in oil and real estate activities. He has served on MPSI's Board since 1982.

(f)  Involvement in certain legal proceedings.

         Not applicable.

(g)  Promoters and control persons.

         Not applicable.

(h)  Compliance with Section 16(a) of the Exchange Act.

         Based upon a review of Forms 4 furnished to the Company with respect to its most recent fiscal year, the Company has determined that reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION

          Summary Compensation Table. The following table summarizes the compensation paid over the last three completed fiscal years to the Company's CEO and the other executive officers of the Company who received compensation of $100,000 or more during the fiscal year ended September 30, 1999:

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                       ------------------------------

                                              ANNUAL COMPENSATION            AWARDS           PAYOUTS
                                        -----------------------------  --------------------   -------
                                                              OTHER                                       ALL
                                                             ANNUAL                                     OTHER
                                                             COMPEN-   RESTRICTED              LTIP    COMPEN-
          NAME AND                                  BONUS    SATION      STOCK     OPTIONS/   PAYOUTS   SATION
     PRINCIPAL POSITION         YEAR    SALARY($)    ($)      ($)(1)     AWARDS    SARS (#)     ($)     ($)(2)
     ------------------         ----    ---------  -------- ---------  ----------  --------   -------  --------
Ronald G. Harper..........      1999    $ 252,531        --     7,885          --        --        --    10,682
Chairman of the Board,          1998      205,863        --     7,885          --        --        --    10,121
President & CEO                 1997      194,158        --     8,242          --        --        --     9,657

Bryan D. Porto............      1999    $ 159,390        --        --          --        --        --     5,821
Executive Vice President,       1998      156,856    14,541        --          --        --        --     4,771
Petroleum                       1997      125,022        --        --          --        --        --    12,200

James C. Auten............      1999    $ 117,185        --        --          --        --        --     2,720
Vice President and              1998      103,375    10,671        --          --        --        --     2,035
Chief Financial Officer         1997       92,482        --        --          --        --        --    12,365

Roger A. Finn.............      1999    $ 105,919     3,094        --          --        --        --     3,878
President, DataMetrix Inc.

-----------------

(1)       Represents automobile lease paid to or on behalf of Mr. Harper.

(2) The components of "All Other Compensation" for the fiscal years ended September 30, 1999, 1998, and 1997 include (a) Company matching contributions to the Company's 401(k) defined contribution plan (Mr. Harper--$4,800, $4,750, and $4,750; Mr. Porto -- $4,800, $3,961, and
          $2,678; Mr. Auten--$1,699, $1,387, and $1,193; respectively, and Mr.
          Finn--$2,857 in 1999), (b) supplemental life insurance premiums paid by the Company (Mr. Harper--$5,882, $5,371, and $4,907; Mr.
          Porto--$1,021, $810, and $822; and Mr. Auten--$1,021, $648, and $672;
          respectively), and (c) deferred compensation, accrued and payable in 1997 (Mr. Porto--$8,700 and Mr. Auten--$10,500). At September 30,
          1995, the Company approved discretionary employee performance awards in the form of deferred compensation to a group of 19 employees including the indicated executive officers. Such amounts were earned based on the employee's performance during the year ended September 30, 1994. The Company agreed to pay future cash awards to the specified employees upon the achievement, for thirty consecutive business days, of a $6.00 per share market price for the Company's Common Stock and upon the exercise of the underlying options. Such payments could be made at any point after November 29, 1995, assuming stock price and other vesting requirements have been met. The amounts reflected above vested based upon the stock price at September 19, 1997, which triggered the Company's obligation under the plan.






    Options/SAR Grants Table. The following table sets forth certain information with respect to stock options granted to the named executive officers during the last completed fiscal year:

                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                       Potential
                                           Individual Grants                                       Realizable Value
                                 -------------------------------------------                       at Assumed Annual
                                                 % of Total                                      Rates of Stock Price
                                 Options /     Options / SARs                                      Appreciation for
                                   SARs          Granted to      Exercise or                          Option Term
                                  Granted       Employees in      Base Price      Expiration     --------------------
Name                                (#)          Fiscal Year        ($/Sh)           Date         5% ($)     10% ($)
---------------------------------------------------------------------------------------------------------------------
Bryan D. Porto                    10,000             8%             $1.00          12-7-2003       8,019      17,156

Roger A. Finn                      5,000             4%             $2.19          5-4-2004        8,780      18,786
-------------------------------------------------------------------------------

    Options Exercised Table. The following table sets forth information concerning each exercise of stock options by the named executive officers during the last completed fiscal year together with information concerning unexercised options held by the named executive officers:

 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS/SAR
 VALUES

            (a)                   (b)          (c)                  (d)                           (e)

                                                            Number of Securities          Value of Unexercised
                                Shares                     Underlying Unexercised      In-the-Money Options/SARs
                               Acquired       Value      Options/SARs at FY-End (#)          at FY-End ($)
                              on Exercise   Realized
Name                              (#)          ($)       Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------------- ------------ ------------ ----------------------------- -----------------------------
James C. Auten                     *            *                10,000 / -                        --
Bryan D. Porto                     *            *             28,900 / 10,000                 $- / $15,000
Roger A. Finn                      *            *                17,500 / -                        --
William D. Webb                    *            *                 667 / -                          --
----------------------------- ------------ ------------ ----------------------------- -----------------------------

    *None exercised during the period.


EMPLOYMENT CONTRACTS AND SEVERANCE ARRANGEMENTS

    The Company maintains a severance policy applicable to all full-time regular employees with at least one year of full-time service. Eligible employees are those who are terminated as the result of (1) a reduction of the Company's work force, (2) elimination of a job or position, (3) inability to satisfactorily perform required responsibilities, or (4) relocation of applicable Company facilities. The amount of severance paid is based upon the employee's base salary and length of service, and includes payment for vested but unused vacations and pro rated automobile allowances, if applicable. The only named executive officer who would receive aggregate severance in excess of $100,000 under the current policy is Mr. Ronald G. Harper. Mr. Harper's aggregate severance would be approximately $131,332 at September 30, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of November 30, 1999, as to shares of Common Stock beneficially owned by the directors (all of whom are nominees for another term), certain executive officers, the directors and officers of the Company as a group, and certain persons known to the Company to own beneficially more than five percent of the Common Stock. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals.

                                                                                       BENEFICIAL OWNERSHIP
                                                                                          OF COMMON STOCK
                                                                                   ---------------------------
                                                                                    NUMBER            PERCENT
NAME OF COMMON STOCKHOLDER                                                         OF SHARES          OF CLASS
--------------------------                                                         ----------         --------
Ronald G. Harper (2)............................................................    1,192,036(1)          41.8%
  4343 South 118th East Avenue
  Tulsa, Oklahoma 74146

John C. Bumgarner, Jr...........................................................      222,322              7.8%
  4900 Bank of Oklahoma Tower
  One Williams Center
  Tulsa, Oklahoma 74172

Joseph C. McNay.................................................................      242,722              8.5%
  125 High Street, 29th Floor
  Boston, Massachusetts 02110

Bank of Oklahoma, N.A...........................................................      285,714             10.0%
  P.  O. Box 2300
  Tulsa, Oklahoma 74192

The Robertson Stephens Orphan Fund (3)..........................................      244,888              8.6%
  555 California Street, Suite 2600
  San Francisco, California 94104

Sanford Orkin...................................................................      222,222              7.8%
  3414 Peachtree Road, N.E., Suite 236
  Atlanta, Georgia 30326

James C. Auten (2)..............................................................        5,354              0.2%
Bryan D. Porto (2)..............................................................        1,002              0.0%
Roger A. Finn (2) ..............................................................        8,397              0.3%
All officers and directors as a group (6 persons)...............................    1,671,833             59.1%

(1) Includes 417,777 shares of Common Stock held in trust for the benefit of Mr. Harper's family and 434,209 shares held in trust for the benefit of certain charities. Mr. Harper has sole voting and investment power over all of the trust shares except for 135,637 shares over which he shares investment or voting power and 235,773 shares over which he has no investment or voting power. Mr. Harper disclaims beneficial ownership of these trust shares.

(2)       The indicated individuals are executive officers of the Company.

(3) As reported in the Schedule 13G filed by the named person (among others), voting and dispositive power over the listed shares may be deemed shared among BankAmerica Corporation, Robertson Stephens Investment Management Co., Robertson Stephens & Company Investment Management, L.P. and the named person by reason of corporate relationships. Each such beneficial owner has the same address as that set forth above for the named person.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1999, the Company obtained an exclusive license to incorporate in a new suite of products a software modeling engine, Huff 2000, developed by Dr. David L. Huff. Dr. Huff has been a director of MPSI since 1982. The five-year license agreement provides that MPSI shall be responsible for all sales and marketing, as well as the development of user interfaces. The Company and Dr. Huff shall each share 50% in any net software revenues derived from utilization of this new software technology.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)    The response to this portion of ITEM 14 is submitted as a separate section of this report under ITEM 8.

       (2) The response to this portion of ITEM 14 is set forth in ITEM 14(d) below.

       (3)    Exhibits.

EXHIBIT
NUMBER                                 DESCRIPTION
-------    ---------------------------------------------------------------------
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

 *10.1 -- MPSI Systems Inc. 1998 Stock Plan, filed as the same numbered exhibit with the Company's 1998 Form 10-K, File No. 0-11527.

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

 *10.7  -- Real property lease dated February 11, 1998, between American
           Southwest Properties, Inc., as lessor, and the Company, as lessee, relating to the Company's Tulsa, Oklahoma facility, filed as the same numbered exhibit with the Company's 1998 Form 10-K, File No. 0-11527.

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

EXHIBIT
NUMBER                                 DESCRIPTION
-------    ---------------------------------------------------------------------
  21.1  -- List of Subsidiaries.

  23.1  -- Consent of Independent Auditors -- Ernst & Young LLP.

  27.1  -- Financial Data Schedule.

----------
* Incorporated by reference.

(b) No report on Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 1999.

(c) Exhibits - The response to this ITEM is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this Item is submitted as a separate section of this report.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES



We have audited the consolidated financial statements of MPSI Systems Inc. and subsidiaries as of September 30, 1999 and 1998, and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated November 30, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule included in this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            ERNST & YOUNG LLP



Tulsa, Oklahoma
November 30, 1999

                                                                   SCHEDULE VIII


                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED SEPTEMBER 30, 1999



              COLUMN A                     COLUMN B                 COLUMN C                   COLUMN D        COLUMN E
-----------------------------------     -------------- ---------------------------------     ------------     ------------
                                                                    ADDITIONS
                                                            ----------------------------
                                                BALANCE AT   CHARGED TO                         OTHER          BALANCE
                                                BEGINNING    COSTS AND      REDUCTION OF     (DEDUCTIONS)      AT END OF
             DESCRIPTION                        OF PERIOD    EXPENSES         REVENUES         ADDITIONS        PERIOD
-------------------------------------------    -----------  -----------     ------------     ------------     ------------
For the year ended September 30, 1997
  Accumulated depreciation ...............     $ 6,969,000  $   419,000     $         --     $    (86,000)(2) $  7,302,000
  Accumulated amortization ...............       3,088,000      617,000               --               --        3,705,000
  Unamortized discount on software
    license agreements ...................         238,000           --          445,000(1)      (177,000)(1)      506,000
For the year ended September 30, 1998
  Accumulated depreciation ...............     $ 7,302,000  $   425,000     $         --     $ (2,151,000)(2) $  5,576,000
  Accumulated amortization ...............       3,705,000      314,000               --               --        4,019,000
  Unamortized discount on software
    license agreements ...................         506,000           --          121,000(1)      (267,000)(1)      360,000
For the year ended September 30, 1999
  Accumulated depreciation ...............     $ 5,576,000  $   403,000     $         --     $ (1,041,000)(2) $  4,938,000
  Accumulated amortization ...............       4,019,000      153,000               --               00        4,172,000
  Unamortized discount on software
    license agreements ...................         360,000           --          102,000(1)      (225,000)(1)      237,000


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

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 14th day of December, 1999.

                                               MPSI SYSTEMS INC.


                                               By    /s/ Ronald G. Harper
                                                  -----------------------------
                                                       Ronald G. Harper
                                                    Chairman of the Board,
                                                      President and Chief
                                                       Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


            /s/ Ronald G. Harper              Chairman of the Board,                   December 14, 1999
---------------------------------------------   President and Chief
              Ronald G. Harper                  Executive Officer


             /s/ James C. Auten               Vice President and Chief--               December 14, 1999
---------------------------------------------   Financial Officer
               James C. Auten



         s/ John C. Bumgarner, Jr.            Director                                 December 14, 1999
---------------------------------------------
           John C. Bumgarner, Jr.


             /s/ David L. Huff                Director                                 December 14, 1999
---------------------------------------------
               David L. Huff


            /s/ Joseph C. McNay               Director                                 December 14, 1999
---------------------------------------------
              Joseph C. McNay


            /s/ John J. McQueen               Director                                 December 14, 1999
---------------------------------------------
              John J. McQueen


             /s/ Bryan D. Porto               Director                                 December 14, 1999
---------------------------------------------
               Bryan D. Porto

                               INDEX TO EXHIBITS


   EXHIBIT
    NUMBER                           EXHIBIT
   --------                          -------
     21.1       -- List of Subsidiaries

     23.1       -- Consent of Independent Auditors -- Ernst & Young LLP

     27.1       -- Financial Data Schedule