Form 10-Q
period 1999-12-31
MPSI SYSTEMS INC
filed 2000-02-15
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR THE THREE MONTHS ENDED DECEMBER 31, 1999         COMMISSION FILE NO. 0-11527




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

Yes  X         No
   -----         -----



Number of shares of common stock outstanding at December 31, 1999 -    2,852,351
                                                                   -------------

                                      INDEX




                                                                                                            Page No.
                                                                                                            --------

Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - December 31, 1999
                and September 30, 1999 ...................................................................         3

           Consolidated Statements of Operations -
                Three Months Ended December 31, 1999 and 1998.............................................         5

           Consolidated Statement of Stockholders' Equity -
                Three Months Ended December 31, 1999 .....................................................         6

           Consolidated Statements of Cash Flow -
                Three Months Ended December 31, 1999 and 1998 ............................................         7

           Notes To Consolidated Financial Statements.....................................................         8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...............................................................        10



Part II.  OTHER INFORMATION (Including Index to Exhibits).................................................        14



SIGNATURES ...............................................................................................        15

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



Assets

                                                                December 31,    September 30,
                                                                        1999             1999
                                                                ------------    -------------
                                                                 (unaudited)
Current assets:

      Cash and cash equivalents                                 $    508,000    $    296,000

      Short-term investments, at cost                                  3,000           3,000

      Receivables:
           Trade                                                   3,760,000       3,849,000
           Current portion of long-term receivables                1,567,000       1,307,000

      Work in process inventory                                       75,000         107,000

      Prepayments                                                    103,000         137,000
                                                                ------------    ------------
                Total current assets                               6,016,000       5,699,000

Long-term receivables, net of current portion
      and unamortized discount                                     1,435,000       1,756,000

Property and equipment, net of accumulated amortization              869,000         945,000

Capitalized product development costs, net                         2,397,000       1,933,000

Other assets                                                         201,000         185,000
                                                                ------------    ------------

                Total assets                                    $ 10,918,000    $ 10,518,000
                                                                ============    ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)



Liabilities and Stockholders' Equity


                                                                December 31,     September 30,
                                                                        1999              1999
                                                                ------------     -------------
                                                                 (unaudited)
Current liabilities:

      Note payable to bank (Note 3)                             $  1,907,000     $  1,575,000
      Accounts payable                                               819,000          686,000
      Accrued liabilities                                          1,305,000        1,617,000
      Deferred revenue                                             2,292,000        1,562,000
                                                                ------------     ------------
                Total current liabilities                          6,323,000        5,440,000

Noncurrent deferred revenue                                          996,000        1,146,000
Noncurrent deferred income taxes                                      88,000           86,000
Other noncurrent liabilities                                         125,000          133,000
                                                                ------------     ------------
                Total liabilities                                  7,532,000        6,805,000
                                                                ------------     ------------

Commitments and contingencies                                           --               --

Stockholders' equity:
      Preferred Stock, $.10 par value, 1,000,000
           shares authorized, none issued or
           outstanding                                                  --               --
      Common Stock, $.05 par value, 20,000,000 shares
           authorized, 2, 852,000 and 2,849,000 shares
           issued and outstanding at December 31, 1999
           and September 30, 1999, respectively                      143,000          142,000
      Junior Common Stock, $.05 par value, 500,000
           shares authorized, none issued or
           outstanding                                                  --               --

      Additional paid-in capital                                  13,087,000       13,079,000

      Deficit                                                    (10,640,000)     (10,272,000)

      Other accumulated comprehensive income                         796,000          764,000
                                                                ------------     ------------
                Total stockholders' equity                         3,386,000        3,713,000
                                                                ------------     ------------

                Total liabilities and stockholders' equity      $ 10,918,000     $ 10,518,000
                                                                ============     ============

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Three Months Ended December 31,
                                                                     -------------------------------
                                                                              1999              1998
                                                                     -------------     -------------
Revenues:
      Software maintenance and information services                   $  3,786,000     $  4,433,000
      Software                                                              15,000          120,000
                                                                      ------------     ------------

           Total revenues                                                3,801,000        4,553,000
                                                                      ------------     ------------

Cost of Sales:
      Software maintenance and information services                      1,375,000        1,811,000
      Software                                                              79,000           51,000
                                                                      ------------     ------------

           Total cost of sales                                           1,454,000        1,862,000
                                                                      ------------     ------------

           Gross profit                                                  2,347,000        2,691,000
Operating expenses:
      General and administrative                                           959,000          733,000
      Marketing                                                          1,482,000        1,478,000
      Research and development                                             318,000          336,000
                                                                      ------------     ------------

           Total operating expenses                                      2,759,000        2,547,000
                                                                      ------------     ------------

           Operating income (loss)                                        (412,000)         144,000
Other income (expense):
      Interest income                                                       38,000           56,000
      Interest expense                                                     (52,000)         (13,000)
      Gain  on foreign exchange                                             23,000           27,000
      Other, net                                                             1,000            6,000
                                                                      ------------     ------------

           Income (loss) before income taxes                              (402,000)         220,000
Provision for income taxes                                                 (34,000)         125,000
                                                                      ------------     ------------

           Net income (loss)                                          $   (368,000)    $     95,000
                                                                      ============     ============


Per Share: Basic and diluted income (loss) per common share           $       (.13)    $        .03



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)





                                                     Common Stock                                            Other
                                     ----------------------------      Additional                      accumulated           Total
                                                         Carrying         paid-in                    comprehensive    stockholders'
                                           Shares           value         capital         Deficit           income          equity
                                     ------------    ------------    ------------    ------------     ------------    ------------

Balance,
    September 30, 1999                  2,849,000    $    142,000    $ 13,079,000    $(10,272,000)    $    764,000    $  3,713,000
    Net loss                                   --              --              --        (368,000)              --        (368,000)
    Other accumulated
        comprehensive income:
        Foreign currency
         translation adjustment                --              --              --              --           32,000          32,000
                                                                                                                      ------------
Total comprehensive income                                                                                            $   (336,000)

    Stock options exercised                 3,000           1,000           8,000              --               --           9,000
                                     ------------    ------------    ------------    ------------     ------------    ------------
Balance,
    December 31, 1999                   2,852,000    $    143,000    $ 13,087,000    $(10,640,000)    $    796,000    $  3,386,000
                                     ============    ============    ============    ============     ============    ============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                    (NOTE 2)



                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                                1999              1998
                                                                       -------------     -------------
Income (loss) from operations                                             $ (368,000)       $   95,000
Adjustments to reconcile income (loss) from operations
      to cash used by operations:
           Depreciation and amortization of property and equipment            91,000           100,000
           Amortization of software products                                  78,000            50,000
Changes in assets and liabilities:
      Increase (decrease) in assets:
           Receivables                                                       148,000          (484,000)
           Inventories                                                        32,000          (108,000)
           Other                                                              27,000          (130,000)
      Increase (decrease) in liabilities:
           Trade payables and accruals                                       (58,000)         (221,000)
           Taxes payable                                                     (93,000)          (88,000)
           Deferred revenue                                                  580,000           401,000
                                                                          ----------        ----------

           Net cash provided (used) by operations                            437,000          (385,000)
                                                                          ----------        ----------
Cash flows from investing activities:
      Purchase equipment                                                     (15,000)          (84,000)
      Software development                                                  (542,000)         (105,000)
                                                                          ----------        ----------

           Net cash used by investing activities                            (557,000)         (189,000)
                                                                          ----------        ----------
Cash flows from financing activities:
      Proceeds from debt                                                     332,000           830,000
      Exercise of stock options                                                   --                --
                                                                          ----------        ----------

           Net cash provided by financing activities                         332,000           830,000
                                                                          ----------        ----------
Increase in cash and cash equivalents                                        212,000           256,000

Cash and cash equivalents at beginning of period                             296,000           224,000
                                                                          ----------        ----------

Cash and cash equivalents at end of period                                $  508,000        $  480,000
                                                                          ==========        ==========


See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
1.    General Notes

      Certain notes to the September 30, 1999 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended December 31, 1999. Accordingly, reference should be made to the audited financial statements at September 30, 1999.

      In the opinion of the Company, the unaudited consolidated financial statements as of December 31, 1999 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.


--------------------------------------------------------------------------------
2.    Supplemental Cash Flow Information

      The Company paid interest of $52,000 and $13,000 during the three months ended December 31, 1999 and 1998, respectively. Income taxes of $44,000 and $196,000 were paid during the quarters ended December 31, 1999 and 1998, respectively, including foreign income taxes withheld at the source from remittances by customers.



--------------------------------------------------------------------------------
3.    Note Payable to Bank

      The Company maintains a working capital credit facility through its principal U.S. bank in the aggregate amount of $2,000,000 which is secured by billed accounts receivable and current portions of long-term receivables. The credit line currently bears interest at approximately 9.25% and matures in June 2000. The weighted average interest rates were 8.94% in fiscal year 1999 and 8.66% in fiscal year 1998. The Agreement requires that the Company shall maintain Tangible Net Worth of not less than $3.5 million, shall maintain reasonable and customary insurance on its assets and personnel, and shall not, without authorization of lender, undertake additional debt (other than lease indebtedness or normal supplier obligations), lend money, invest in other entities or guarantee debt of others during the term of the Agreement. At December 31, 1999, $1,907,000 was outstanding. Although at December 31, 1999 the Company was below the minimum Tangible Net Worth provision in the loan Agreement by $114,000, the bank has agreed to waive that provision until the June 2000 renewal discussions.

--------------------------------------------------------------------------------
4.    Business Segment and Revenue from Major Customers

      In 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of the Enterprise and Related Information ("Statement No. 131"). Under the provisions of Statement No. 131, public business enterprises must report financial and descriptive information about its reportable segments.

      The Company identifies segments based upon line of business, which results in four reportable segments: convenience retailing, pricing, postal and DataMetrix segments. The convenience retailing segment derives its revenues from providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks, primarily in the petroleum industry. In many cases, pricing products are sold within the same customer base applicable to convenience retailing. However, pricing services are directed more towards operational issues rather than retail site location or operation. The postal segment is a specific niche organization, which services government or quasi-government postal agencies around the world, although in recent years, most revenues from this segment have been generated in the United States. The DataMetrix segment derives its revenues primarily from the sales of visual mapping information for cities in the United States. The Company's measure of segment profit is operating income. Amortization is specifically assigned to each reported segment as capitalized development costs are written off to segmented cost of sales over their useful economic life. Development of the DataMetrix segment core product was not completed as of December 31, 1999 and, therefore, no amortization was recorded. Depreciation is allocated to each reported segment through pre-determined corporate percentages. Identifiable assets in the convenience retailing, pricing and postal segments, which are recorded in the convenience retailing segment, are shared resources which are not specifically allocated. All operational assets other than those developed internally are managed as shared resources and are not identifiable to specific reporting segments.

     Information on segments and a reconciliation to income before taxes are as follows:



                                  --------------------------------------------------------------------------------
                                                                  S E G M E N T S
                                  --------------------------------------------------------------------------------
                                   CONVENIENCE
                                     RETAILING          PRICING           POSTAL       DATAMETRIX            TOTAL
                                  ------------     ------------     ------------     ------------     ------------
QUARTER ENDED DEC 31, 1999
Revenues:
   Information services and
      software maintenance....    $  3,271,000     $    459,000     $     25,000     $     31,000     $  3,786,000
   Software licensing.........              --           15,000               --               --           15,000
                                  ------------     ------------     ------------     ------------     ------------
        Total revenues........    $  3,271,000     $    474,000     $     25,000     $     31,000     $  3,801,000
                                  ============     ============     ============     ============     ============
   Operating income (loss)....    $    119,000     $    (43,000)    $    (88,000)    $   (400,000)    $   (412,000)
                                  ============     ============     ============     ============
   Other income (expense).....                                                                              10,000
                                                                                                      ------------
   Income before income tax...                                                                        $   (402,000)
                                                                                                      ============

   Amortization...............    $     72,000     $      6,000     $         --     $         --     $     78,000
   Depreciation...............          73,000            3,000            2,000           13,000           91,000
   Identifiable assets........       9,700,000               --               --        1,218,000       10,918,000
   Additions to property/
      equipment...............          15,000               --               --               --           15,000

QUARTER ENDED DEC 31, 1998
Revenues:
   Information services and
      software maintenance....    $  3,585,000     $    601,000     $    247,000     $         --     $  4,443,000
   Software licensing.........         120,000               --               --               --          120,000
                                  ------------     ------------     ------------     ------------     ------------
        Total revenues........    $  3,705,000     $    601,000     $    247,000     $         --     $  4,553,000
                                  ============     ============     ============     ============     ============
   Operating income...........    $   (145,000)    $     17,000     $    132,000     $    (60,000)    $    144,000
                                  ============     ============     ============     ============
   Other income (expense).....                                                                              76,000
                                                                                                      ------------
   Income before income tax...                                                                        $    220,000
                                                                                                      ============

   Amortization...............    $     44,000     $      6,000               $-     $         --     $     50,000
   Depreciation...............          81,000            3,000            9,000           14,000          100,000
   Identifiable assets........      10,518,000               --               --               --       10,518,000
   Additions to property/
      equipment...............          84,000               --               --               --           84,000

5.   Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

     Comprehensive income was ($337,000) and $173,000 for the quarters ended December 31, 1999 and 1998, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATION
                     FOR THE QUARTER ENDED DECEMBER 31, 1999


RESULTS OF OPERATIONS

     CONSOLIDATED OPERATIONS. MPSI reported a net loss of $368,000 for the first fiscal quarter of 2000 as compared with net income of $95,000 for the same fiscal quarter of 1999. The Company operates in four business segments. Its largest business segment is dedicated to convenience retailing, wherein the Company has provided decision support software and market information databases since its inception. More recent new business initiatives have been separately staffed with sales, product development and product delivery personnel dedicated to the ultimate success of new business ventures. These business development segments discussed in more detail below include industry diversification through bundled retail data products (DataMetrix), retail services to postal agencies and retail pricing services.

     CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $3,271,000 for the quarter ended December 31, 1999 as compared with revenues of $3,705,000 for the fiscal quarter ended December 31, 1998. Corresponding operating profit (loss) was $119,000 and $(145,000), respectively. Although revenues decreased as a result of pricing pressures, the increase in profitability for the first fiscal quarter of 2000 compared with 1999 is attributable to (a) accelerated market study orders by a major client which allowed the Company to leverage its data costs and (b) process improvements which were implemented during the first fiscal quarter as the result of the release of the Retail Explorer ("REX")(TM) software to U.S. clients. These process changes in market study database development reduced the overall cost of U.S. database construction. The timing of new or renewed long-term software license agreements, and the normally attendant market study orders which often accompany them, can have a substantial impact upon reported revenues and net income between accounting periods.

     DATAMETRIX SEGMENT. In December 1998, MPSI formed a separate wholly owned subsidiary, DataMetrix Inc., whose mission is to leverage MPSI's substantial data warehouse and modeling competency. This unit will target customers in industries outside MPSI's traditionally strong core petroleum-oriented customer base (e.g., banking, telecommunications or quick serve restaurants). These customers will generally have strong retail orientations, but may utilize MPSI's products for a variety of new applications. The Company committed significant resources during fiscal 1999 to repackaging existing market information, enhancing that information from both public and private data sources, and developing new delivery vehicles (PC and Internet interfaces). Costs of approximately $1.1 million have been capitalized in connection with development of the U.S. geographic database through December 31, 1999 (see the Consolidated Statement of Cash Flow for quarterly capitalization.) Although some sales did occur in late fiscal 1999, with the release of version 2.0 in January 2000, the unit will be fully positioned to grow this new business opportunity. The unit generated revenues of $31,000 during the fiscal quarter ended December 31, 1999 as compared with no revenue during the initial start up during the comparable period last fiscal year. DataMetrix incurred an operating loss of $400,000 for the quarter ended December 31, 1999 as compared with an operating loss of $60,000 during the same fiscal quarter last year in which DataMetrix was first getting started.

     POSTAL SEGMENT. Although MPSI has undertaken projects directed at postal agencies (primarily the United States Postal Service) for a number of years, this business tends to be cyclical and has not yet reached critical mass. This unit generated revenues of $25,000 and $247,000, respectively, for the quarters ended December 31, 1999 and 1998, with attendant operating income (losses) of $(88,000) and $132,000 in the first fiscal quarter of 2000 and 1999, respectively. Introduction of new Huff Market Area Planner software is expected to positively impact fiscal 2000.

     PRICING SEGMENT. MPSI has experienced growth in this business segment since it was separately staffed in 1997; however, revenues of $474,000 for the quarter ended December 31, 1999 are down approximately $127,000 from the first quarter of last fiscal year primarily due to project timing. The operating loss of $43,000 incurred during the first fiscal quarter of 2000 results from the timing of orders as discussed above and increased internal allocations relating to utilization of shared corporate resources. The Company anticipates that this segment will be profitable during the remainder of fiscal 2000 and will exhibit significant revenue growth.

     The Company does not believe that inflation has significantly impacted the results of operations during the quarters ended December 31, 1999 and 1998. The Company has adjusted prices downward for certain portions of its U.S. business in response to increased competition. These price reductions contributed to the lower revenues this fiscal quarter, but MPSI's new Retail Explorer coupled with the lower prices should generate increased customer penetration, which new business should more than offset the effect of price adjustments.

     CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $2,759,000 for the quarter ended December 31, 1999 as compared with $2,547,000 during the same quarter last fiscal year.

     General and administrative expenses increased $226,000 as compared to the first fiscal quarter of last year primarily as a result of severance costs associated with an 8% reduction in staff that occurred during the quarter ended December 31, 1999. The Company anticipates further cost reduction measures to be implemented during the second fiscal quarter, and perhaps thereafter, in an effort to (a) properly align costs with anticipated revenues and (b) streamline the database production process for foreign customers as REX software is released later this fiscal year.

     Consolidated sales, marketing, and client service expenses were comparable with the first fiscal quarter of last year. As the Company has adjusted its selling and marketing objectives to accommodate changes in product offerings and the marketplace, we have realigned personnel to meet those objectives.

     Consolidated research and development expenses (including amounts capitalized for product development as discussed under Financial Condition and Liquidity below) increased $419,000 (95%) in the quarter ended December 31, 1999 as compared with the same fiscal quarter last year. The 1999 increase reflects approximately $311,000 for costs incurred in the DataMetrix segment to develop their U.S. geographic database. Additionally, $117,000 was expended in final completion of the U.S. Retail Explorer software, and costs of $41,000 were incurred in the development of the generic REX software system which will be utilized by our international clients. Approximately $37,000 of cost was capitalized during the quarter ended December 31, 1999 for the Huff Market Area Planner software, which is expected to be completed during fiscal 2000. This software tool facilitates client analysis of their retail customer from a marketing perspective (as opposed to MPSI's traditional "site" orientation). Comparatively, the only major project under development during the quarter ended December 31, 1998 was the Japanese CAPS model for which approximately $105,000 was capitalized.

     OTHER INCOME AND EXPENSES. Interest expense of $52,000 was higher during the quarter ended December 31, 1999 as compared to $13,000 last fiscal year as a result of increased borrowings on the Company's line of credit. The Company typically generates less cash during its first fiscal quarter as a result of reduced client orders during the last calendar quarter of a year. Additionally, the Company carried higher working capital balances throughout 1999, partially due to funding needs attributable to new business start up of DataMetrix.

     MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced exchange gains of approximately $23,000 and $27,000 during the quarters ended December 31, 1999 and 1998, respectively. Although MPSI anticipates continuing exposure to exchange fluctuations, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge their foreign currency risks.

     INCOME TAXES. Income taxes for the quarter ended December 31, 1999 as compared to the same period last year decreased $159,000 primarily due to (a) losses incurred during the quarter, (b) lower foreign taxes withheld at the source by customers and (c) settlement of an IRS tax audit (for which the Company had accrued approximately $60,000 at September 30, 1999 against an ultimately lower settlement which resulted in a favorable adjustment of approximately $45,000 in the present quarter). The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital, the Company's primary measure of liquidity, was $(307,000) at December 31, 1999 as compared with $259,000 at September 30, 1999. Generally, the decrease in liquidity is principally attributable to (a) substantial new product development and (b) the new DataMetrix segment established in early fiscal 1999. The comparative decrease of $566,000 reflects a $332,000 increase in corporate working capital debt (which was utilized to reduce trade liabilities by approximately $179,000) and an increase of $730,000 (47%) in the deferred revenue component at December 31, 1999 as compared with September 30, 1999 offset primarily by increased cash and receivables aggregating approximately $380,000. The deferred revenue increase was the result of a large order received from, and billed to, a major client late in the first fiscal quarter of 2000. While increases in deferred revenue have the effect of lowering working capital, such increases do not require commensurate cash outflows (due to included profit component) as is the case with other current liability accounts.

     Based primarily on the product re-engineering activities and the new business initiatives, coupled with a resurgence in Pacific Rim activities in 1999, the Company was able to obtain an increase in its bank line of credit to $2 million effective June 30, 1999. The new DataMetrix business initiative and REX product development costs have negatively impacted the Company's internal liquidity, and we have had to increasingly rely on bank financing to level working capital fluctuations caused by internal funding of new initiatives. At December 31, 1999, approximately $93,000 of additional borrowing capacity remains available under the bank credit line, although the Company's net equity of $3,386,000 is below the $3,500,000 covenant requirement set forth in the loan Agreement. The bank has, however, agreed to waive this provision until the June 2000 renewal negotiations, in view of cost reduction actions being undertaken by the Company. With the September 1999 roll out of REX for U.S. customers and the January 2000 release of the DataMetrix version 2.0 data products, management expects the combination of internal funding and the available bank line of credit to be sufficient for the remainder of fiscal 2000 operations, although cash resources will continue to be tight through much of the fiscal year. Management further believes that additional funding could be attracted through equity channels and is exploring such options in connection with a third business initiative yet to be implemented, expansion of the retail consulting group.

     Expenditures for the acquisition/upgrade of computer equipment were $15,000 in the first fiscal quarter of 2000 as compared with $84,000 in 1999. Except for possible acquisition of equipment and software which might be necessary in connection with an increased Internet initiative, management expects fiscal 2000 equipment acquisitions to be lower than the $386,000 expended in fiscal 1999 and to be associated with normal maintenance patterns. Other than operating leases, the Company has made no long-term commitments for equipment purchases.

     Capitalized software expenditures for the quarter ended December 31, 1999 were $542,000 compared with $105,000 in the December 1998 quarter (wherein only the CAPS version for Japan was under development during the first quarter of last fiscal year). The fiscal year 2000 capitalized costs principally reflect completion of the U.S. version of REX, initial work on the generic REX software to be used in international applications, development of the Huff Market Area Planner and continued work on the DataMetrix product . Also, in fiscal 2000, MPSI will begin to migrate several of its modeling products to the Internet, thereby opening up access to many smaller clients who have traditionally not been able to utilize the Company's technology due to price or computer system constraints. Fiscal 2000 development costs are expected to be funded principally out of operating cash flows.

     MPSI's backlog of market studies at December 31, 1999 in the amount of approximately $9.2 million, ($9.3 million at September 30, 1999), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent approximately 45% of the estimated revenues for fiscal year 2000. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. An analysis which identifies a declining backlog might lead one to incorrectly assume that the Company's business is declining, when in fact it is servicing its customers satisfactorily and can rightfully expect renewed study commitments in the future. Management believes that its backlog continues to indicate substantial commitment to MPSI technology on the part of its long-time clients.


YEAR 2000 IMPACT

     The Company has completed its evaluation of all computer equipment and software systems applicable to client deliveries and internal use. Further, all necessary correcting actions have been taken where significant issues were identified in MPSI products. Relative to third party software, MPSI has upgraded, where necessary, to Y2K compliant software versions. To the extent it is within the Company's control, management believes the Company has taken all measures necessary to prevent material Y2K problems and has published all pertinent Y2K readiness information in such a manner as to allow clients to determine the state of MPSI's Y2K readiness.

     Management of the Company believes it has appropriately tested and resolved the Year 2000 issue, to the extent that compliance is within the Company's control. In the event that the Company was unable to ascertain all potential external impacts and thereby is unable to contemplate all possible contingency plans, the Company may be unable to satisfy customer product performance expectations, take additional orders, invoice customers or collect payments, or perform certain other mission-critical functions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K.




               (a)  Exhibit:
                    11.1   Earnings per share computation
                    27.1   Financial Data Schedule

               (b)  Reports  on Form 8-K - No  reports
                    on such form were filed during the
                    quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                                MPSI SYSTEMS INC.




Date     February 8, 2000                      By /s/ Ronald G. Harper
      -----------------------------               -------------------------
                                                  Ronald G. Harper, President
                                                  (Chief Executive Officer) and
                                                  Director





Date     February 8, 2000                      By /s/ James C. Auten
      -----------------------------               -----------------------
                                                  James C. Auten, Vice President
                                                  (Chief Financial Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                        Description
------                        -----------
 11.1                         Earnings Per Share Computation

 27.1                         Financial Data Schedule