Form 10-Q
period 2000-03-31
MPSI SYSTEMS INC
filed 2000-05-10
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the six months ended March 31, 2000              Commission file no. 0-11527




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

Yes    X             No
   ----------           -------


Number of shares of common stock outstanding at March 31, 2000 -       2,911,783
                                                                ----------------

                                      INDEX



                                                                                                            Page No.
                                                                                                            --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - March 31, 2000 and September 30, 1999 .......................             3

           Consolidated Statements of Operations - Three Months and Six Months
                Ended March 31, 2000 and 1999 ........................................................             5

           Consolidated Statement of Stockholders' Equity - Six Months
                Ended March 31, 2000 .................................................................             6

           Consolidated Statements of Cash Flow -
                Six Months Ended March 31, 2000 and 1999 .............................................             7

           Notes To Consolidated Financial Statements ................................................             8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...........................................................            11



Part II.  OTHER INFORMATION (Including Index to Exhibits) ............................................            15



SIGNATURES      ......................................................................................            16

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                MARCH 31,                    SEPTEMBER 30,
ASSETS                                                                                2000                            1999
                                                                              ------------                   -------------
                                                                              (UNAUDITED)
Current assets:

      Cash and cash equivalents                                               $    253,000                   $     296,000
      Short-term investments, at cost                                                3,000                           3,000
      Receivables:
           Trade, net                                                            4,182,000                       3,849,000
           Current portion of long-term receivables                              1,405,000                       1,307,000

      Inventories                                                                   73,000                         107,000

      Prepayments                                                                  102,000                         137,000
                                                                              ------------                   -------------
                Total current assets                                             6,018,000                       5,699,000

Property and equipment, net of accumulated amortization                          1,228,000                         945,000

Long-term receivables, net of current portion
      and unamortized discount                                                   1,247,000                       1,756,000

Capitalized product development costs, net                                       1,988,000                       1,933,000

Other assets                                                                       184,000                         185,000
                                                                              ------------                   -------------

                Total assets                                                  $ 10,665,000                   $  10,518,000
                                                                              ============                   =============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)



                                                                                MARCH 31,                    SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2000                            1999
                                                                              ------------                   -------------
                                                                               (UNAUDITED)
Current liabilities:

      Note payable to bank (Note 3)                                           $  1,907,000                   $   1,575,000
      Accounts payable                                                           1,221,000                         686,000
      Accrued liabilities                                                        1,036,000                       1,617,000
      Deferred revenue                                                           2,220,000                       1,562,000
                                                                              ------------                   -------------
                Total current liabilities                                        6,384,000                       5,440,000

Noncurrent deferred revenue                                                        843,000                       1,146,000
Noncurrent deferred income taxes                                                    85,000                          86,000
Other noncurrent liabilities                                                       125,000                         133,000
                                                                              ------------                   -------------

                Total liabilities                                                7,437,000                       6,805,000
                                                                              ------------                   -------------

Commitments and contingencies                                                           --                              --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                                       --                              --

      Common Stock, $.05 par value, 20,000,000 shares authorized,
           2,912,000 and 2,849,000 shares issued and outstanding
           at March 31, 2000 and September 30, 1999, respectively                  146,000                         142,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                                       --                              --

      Additional paid-in capital                                                13,145,000                      13,079,000

      Deficit                                                                  (10,822,000)                    (10,272,000)

      Other accumulated comprehensive income                                       759,000                         764,000
                                                                              ------------                   -------------

                Total stockholders' equity                                       3,228,000                       3,713,000
                                                                              ------------                   -------------

                Total liabilities and stockholders' equity                    $ 10,665,000                   $  10,518,000
                                                                              ============                   =============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31,     SIX MONTHS ENDED MARCH 31,
                                                     ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
Revenues:
    Software maintenance/information services        $  4,597,000    $  5,226,000    $  8,383,000    $  9,659,000
    Software licensing                                    106,000         144,000         121,000         264,000
                                                     ------------    ------------    ------------    ------------

       Total revenues                                   4,703,000       5,370,000       8,504,000       9,923,000
                                                     ------------    ------------    ------------    ------------

Cost of Sales:
    Software maintenance/information services           1,786,000       2,189,000       3,161,000       4,000,000
    Software licensing                                    137,000           5,000         216,000          56,000
                                                     ------------    ------------    ------------    ------------

          Total cost of sales                           1,923,000       2,194,000       3,377,000       4,056,000
                                                     ------------    ------------    ------------    ------------

       Gross profit                                     2,780,000       3,176,000       5,127,000       5,867,000
Operating expenses:
    General and administrative                            816,000         798,000       1,775,000       1,531,000
    Marketing                                           1,691,000       1,669,000       3,173,000       3,147,000
    Research and development                              339,000         330,000         657,000         666,000
                                                     ------------    ------------    ------------    ------------

       Total operating expenses                         2,846,000       2,797,000       5,605,000       5,344,000
                                                     ------------    ------------    ------------    ------------

       Operating income (loss)                            (66,000)        379,000        (478,000)        523,000
Other income (expense):
    Interest income                                        45,000          58,000          83,000         114,000
    Interest expense                                     (120,000)       (101,000)       (172,000)       (114,000)
    Foreign exchange                                      (10,000)        (63,000)         13,000         (36,000)
    Other, net                                              2,000          11,000           3,000          17,000
                                                     ------------    ------------    ------------    ------------

       Income (loss) before income taxes                 (149,000)        284,000        (551,000)        504,000
Provision for income taxes                                 33,000          19,000          (1,000)        144,000
                                                     ------------    ------------    ------------    ------------

       Net income (loss)                             $   (182,000)   $    265,000    $   (550,000)   $    360,000
                                                     ============    ============    ============    ============

Per Share:
    Basic and diluted income (loss)
         per common share                            $       (.06)   $        .09    $       (.19)   $        .12
    Shares Outstanding:
       Basic                                            2,866,000       2,849,000       2,857,000       2,849,000
       Diluted                                          2,866,000       2,891,000       2,857,000       2,879,000

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                                                   OTHER
                                   COMMON STOCK             ADDITIONAL                       ACCUMULATED             TOTAL
                            ------------------------           PAID-IN                     COMPREHENSIVE     STOCKHOLDERS'
                                 SHARES       AMOUNT           CAPITAL         DEFICIT            INCOME            EQUITY
                            -----------  -----------       -----------    ------------     -------------     -------------
Balance,
    September 30, 1999        2,849,000  $   142,000       $13,079,000    $(10,272,000)    $     764,000     $   3,713,000
    Net loss                         --           --                --        (550,000)               --          (550,000)
    Other accumulated
        comprehensive
        income:
        Foreign currency
          translation adjustment     --           --                --              --            (5,000)           (5,000)
                                                                                                             -------------
Total comprehensive loss                                                                                     $    (555,000)

    Stock options exercised      63,000        4,000            66,000              --                --            70,000
                            -----------  -----------       -----------    ------------     -------------     -------------
Balance,
    March 31, 2000            2,912,000  $   146,000       $13,145,000    $(10,822,000)    $     759,000     $   3,228,000
                            ===========  ===========       ===========    ============     =============     =============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED MARCH 31,
                                                                             ------------------------------
                                                                                2000                1999
                                                                             ----------          ----------
Net income (loss)                                                            $ (550,000)         $  360,000

Adjustments to reconcile net income (loss) to cash provided (used) by operations:
      Depreciation and amortization of property and equipment                   223,000             202,000
      Amortization of product development costs                                 280,000              56,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                           74,000             295,000
           Inventories                                                           34,000             (99,000)
           Other assets                                                          37,000             (37,000)
      Increase (decrease) in liabilities:
           Trade payables and accruals                                           39,000             225,000
           Taxes payable                                                        (97,000)            (80,000)
           Deferred revenue                                                     355,000            (345,000)
                                                                             ----------          ----------

           Net cash provided by operating activities                            395,000             577,000
                                                                             ----------          ----------

Cash flows from investing activities:
      Purchase equipment                                                        (54,000)           (194,000)
      Product development                                                      (786,000)           (355,000)
                                                                             ----------          ----------

           Net cash used by investing activities                               (840,000)           (549,000)
                                                                             ----------          ----------

Cash flows from financing activities:
      Proceeds from debt                                                        332,000             (75,000)
      Exercise of stock options                                                  70,000                  --
                                                                             ----------          ----------

           Net cash provided (used) by financing activities                     402,000             (75,000)
                                                                             ----------          ----------

Decrease in cash and cash equivalents                                           (43,000)            (47,000)

Cash and cash equivalents at beginning of period                                296,000             224,000
                                                                             ----------          ----------

Cash and cash equivalents at end of period                                   $  253,000          $  177,000
                                                                             ==========          ==========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================
1.    GENERAL NOTES:

      Certain notes to the September 30, 1999 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the six months ended March 31, 2000. Accordingly, reference should be made to the audited financial statements at September 30, 1999.

      In the opinion of the Company, the unaudited consolidated financial statements as of March 31, 2000 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


================================================================================
2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $172,000 and $114,000 during the six months ended March 31, 2000 and 1999, respectively. Income taxes of $97,000 and $224,000 were paid during the six months ended March 31, 2000 and 1999, respectively.


================================================================================
3.    NOTE PAYABLE TO BANK

      The Company maintains a working capital credit facility through its principal U.S. bank in the aggregate amount of $2,000,000 which is secured by billed accounts receivable and current portions of long-term receivables. The credit line currently bears interest at approximately 9.75% and matures in June 2000. The weighted average interest rates were 9.59% for the six months ended March 31, 2000 and 8.94% for the six months ended March 31, 1999. The Agreement requires that the Company shall maintain Tangible Net Worth of not less than $3.5 million, shall maintain reasonable and customary insurance on its assets and personnel, and shall not, without authorization of lender, undertake additional debt (other than lease indebtedness or normal supplier obligations), lend money, invest in other entities or guarantee debt of others during the term of the Agreement. At March 31, 2000, $1,907,000 was outstanding. Although at March 31, 2000 the Company was below the minimum Tangible Net Worth provision in the loan Agreement by $272,000, the bank has agreed to waive that provision until the June 2000 renewal discussions.

================================================================================
4.    BUSINESS SEGMENT AND REVENUE FROM MAJOR CUSTOMERS

      In 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of the Enterprise and Related Information ("Statement No. 131"). Under the provisions of Statement No. 131, public business enterprises must report financial and descriptive information about its reportable segments.

      The Company identifies segments based upon line of business, which results in four reportable segments: convenience retailing, pricing, postal and DataMetrix segments. The convenience retailing segment derives its revenues from providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks, primarily in the petroleum industry. In many cases, pricing products are sold within the same customer base applicable to convenience retailing. However, pricing services are directed more towards operational issues rather than retail site location or operation. The postal segment is a specific niche organization, which services government or quasi-government postal agencies around the world, although in recent years, most revenues from this segment have been generated in the United States. The DataMetrix segment derives its revenues primarily from the sales of visual mapping information for cities in the United States. The Company's measure of segment profit is operating income. Amortization is specifically assigned to each reported segment as capitalized development costs are written off to segmented cost of sales over their useful economic life. Development of the DataMetrix segment core product was completed as of January 31, 2000 and, therefore, amortization of $66,000 was recorded during the second quarter of fiscal 2000. Depreciation is allocated to each reported segment through pre-determined corporate percentages. Identifiable assets in the convenience retailing, pricing and postal segments, which are recorded in the convenience retailing segment, are shared resources which are not specifically allocated. All operational assets other than those developed internally are managed as shared resources and are not identifiable to specific reporting segments.

      Information on segments and a reconciliation to income (loss) before taxes for the quarters ended March 31, 2000 and 1999 are as follows:

                                                                        S E G M E N T S
                                              ---------------------------------------------------------------------
                                              CONVENIENCE
                                               RETAILING       PRICING       POSTAL       DATAMETRIX       TOTAL
                                              -----------    -----------   -----------    -----------   -----------
QUARTER ENDED MARCH 31, 2000
Revenues:
   Information services and
      software maintenance ................   $ 3,600,000    $   733,000   $        --    $   264,000   $ 4,597,000
   Software licensing .....................        14,000         91,000            --          1,000       106,000
                                              -----------    -----------   -----------    -----------   -----------
        Total revenues ....................   $ 3,614,000    $   824,000   $        --    $   265,000   $ 4,703,000
                                              ===========    ===========   ===========    ===========   ===========
   Operating income (loss) ................   $   294,000    $   144,000   $  (120,000)   $  (384,000)  $   (66,000)
                                              ===========    ===========   ===========    ===========
   Other income (expense) .................                                                                 (83,000)
                                                                                                        -----------
   Loss before income tax .................                                                             $  (149,000)
                                                                                                        ===========

   Amortization ...........................   $   130,000    $     7,000   $        --    $    66,000   $   203,000
   Depreciation ...........................       109,000          4,000         2,000         18,000       133,000
   Identifiable assets ....................     9,284,000             --            --      1,381,000    10,665,000
   Additions to property/equipment ........       492,000             --            --             --       492,000

QUARTER ENDED MARCH 31, 1999
Revenues:
   Information services and
      software maintenance ................   $ 4,602,000    $   593,000   $    30,000    $     1,000   $ 5,226,000
   Software licensing .....................       144,000             --            --             --       144,000
                                              -----------    -----------   -----------    -----------   -----------
        Total revenues ....................   $ 4,746,000    $   593,000   $    30,000    $     1,000   $ 5,370,000
                                              ===========    ===========   ===========    ===========   ===========
   Operating income (loss) ................   $   790,000    $    97,000   $  (128,000)   $  (380,000)  $   379,000
                                              ===========    ===========   ===========    ===========
   Other income (expense) .................                                                                 (95,000)
                                                                                                        -----------
   Income before income tax ...............                                                             $   284,000
                                                                                                        ===========

   Amortization ...........................   $        --    $     5,000   $        --    $        --   $     5,000
   Depreciation ...........................        83,000          3,000         2,000         14,000       102,000
   Identifiable assets ....................     9,493,000             --            --         71,000     9,564,000
   Additions to property/equipment ........       110,000             --            --             --       110,000

      Information on segments and a reconciliation to income (loss) before taxes for the six months ended March 31, 2000 and 1999 are as follows:


                                                                   S E G M E N T S
                                         ---------------------------------------------------------------------
                                         CONVENIENCE
                                          RETAILING       PRICING       POSTAL       DATAMETRIX       TOTAL
                                         -----------    -----------   -----------    -----------   -----------
SIX MONTHS ENDED MARCH 31, 2000
Revenues:
   Information services and
      software maintenance ...........   $ 6,871,000    $ 1,192,000   $    25,000    $   295,000   $ 8,383,000
   Software licensing ................        14,000        106,000            --          1,000       121,000
                                         -----------    -----------   -----------    -----------   -----------
        Total revenues ...............   $ 6,885,000    $ 1,298,000   $    25,000    $   296,000   $ 8,504,000
                                         ===========    ===========   ===========    ===========   ===========
   Operating income (loss) ...........   $   413,000    $   101,000   $  (208,000)   $  (784,000)  $  (478,000)
                                         ===========    ===========   ===========    ===========
   Other income (expense) ............                                                                 (73,000)
                                                                                                   -----------
   Loss before income tax ............                                                             $  (551,000)
                                                                                                   ===========

   Amortization ......................   $   203,000    $    11,000   $        --    $    66,000   $   280,000
   Depreciation ......................       181,000          7,000         4,000         31,000       223,000
   Identifiable assets ...............     9,284,000             --            --      1,381,000    10,665,000
   Additions to property/equipment ...       505,000             --            --             --       505,000

SIX MONTHS ENDED MARCH 31, 1999
Revenues:
   Information services and
      software maintenance ...........   $ 8,187,000    $ 1,194,000   $   277,000    $     1,000   $ 9,659,000
   Software licensing ................       264,000             --            --             --       264,000
                                         -----------    -----------   -----------    -----------   -----------
        Total revenues ...............   $ 8,451,000    $ 1,194,000   $   277,000    $     1,000   $ 9,923,000
                                         ===========    ===========   ===========    ===========   ===========
   Operating income (loss) ...........   $   645,000    $   314,000   $     4,000    $  (440,000)  $   523,000
                                         ===========    ===========   ===========    ===========
   Other income (expense) ............                                                                 (19,000)
                                                                                                   -----------
   Income before income tax ..........                                                             $   504,000
                                                                                                   ===========

   Amortization ......................   $    45,000    $    11,000   $        --    $        --   $    56,000
   Depreciation ......................       164,000          6,000         4,000         28,000       202,000
   Identifiable assets ...............     9,493,000             --            --         71,000     9,564,000
   Additions to property/equipment ...       194,000             --            --             --       194,000

================================================================================
5.    COMPREHENSIVE INCOME

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

      Comprehensive income (loss) was $(219,000) and $256,000 for the quarters ended March 31, 2000 and 1999, respectively. For the six months ended March 31, 2000 and 1999, comprehensive income (loss) was $(555,000) and $429,000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS. MPSI reported a net loss of $182,000 or $.06 per share on revenues of $4.7 million for the quarter ended March 31, 2000 compared with net income of $265,000 or $.09 per share on revenues of $5.4 million for the comparable quarter last year. For the six months ended March 31, 2000 MPSI reported a net loss of $550,000 or $.19 per share on revenues of $8.5 million. This compared with net income of $360,000 or $.12 per share on revenues of $9.9 million for the comparable six months of last fiscal year. As discussed in more detail below, revenues for the quarter and six months ended March 31, 2000 were down, while operating expenses increased slightly due to downsizing costs incurred in the U.S. offices and an increased emphasis on new product offerings.

    CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $3,614,000, and $4,746,000 for the fiscal quarters ended March 31, 2000 and 1999, respectively, with corresponding operating profits of $294,000 and $790,000. The decline in revenues and profitability for the second fiscal quarter of 2000 as compared with 1999 is partially attributable to continuing pricing pressures and amortization of $63,000 related to the completion of the U.S. Retail Explorer ("REX")(TM) software, but principally, the decline is the result of delays in placement of market study orders by several historically significant clients who have recently completed major merger transactions. As these clients sort out their combined organizations, management expects MPSI will receive an influx of orders during the last half of fiscal 2000, although management cannot guarantee such activity. The timing of new or renewed long-term software license agreements, and the normally attendant market study orders which often accompany them, can have a substantial impact upon reported revenues and net income between accounting periods.

    Revenues for the six months ended March 31, 2000 and 1999 were $6,885,000 and $8,451,000, respectively. Operating income for the six months ended March 31, 2000 was $413,000 as compared to an operating income of $645,000 for the comparable fiscal quarter last year. Although revenues decreased for the reasons stated above, gross margins have improved as compared with last fiscal year due to process improvements which were implemented during the first fiscal quarter of 2000 as the result of the release of the Retail Explorer software to U.S. clients. These process changes in market study database development reduced the overall cost of U.S. database construction. The decline in operating income for the six months ended March 31, 2000, as compared to the same period last year, resulted from revenue reductions without corresponding reductions in operating expenses. The Company is currently evaluating all costs of the organization to determine where further reductions can be implemented as the generic global versions of REX become available (anticipated by September 30, 2000).

    DATAMETRIX SEGMENT. In December 1998, MPSI formed a separate, wholly owned subsidiary, DataMetrix Inc., whose mission is to leverage MPSI's substantial data warehouse and modeling competency. This unit targets customers in industries outside MPSI's traditionally strong core petroleum-oriented customer base (e.g., banking, telecommunications or quick serve restaurants). These customers will generally have strong retail orientations, but may utilize MPSI's products for a variety of new and exciting reasons. The Company committed significant resources during fiscal 1999 $(794,000), and during the first fiscal quarter of 2000 $(392,000), to repackaging existing market information, enhancing that information from both public and private data sources, and developing new delivery vehicles (PC and Internet interfaces). As of the completion date in January 2000, total costs of $1.2 million have been capitalized in connection with development of the national U.S. geographic database. During the second fiscal quarter of 2000, $66,000 was amortized to cost of sales. Although revenues in this business segment are not sufficient to cover related expenses through March 31, 2000, management anticipates profitable monthly operations will be achieved during the June 30, 2000 quarter.

    The unit generated revenues of $274,000 during the fiscal quarter ended March 31, 2000 as compared with $1,000 during the initial start up during the comparable period last fiscal year. DataMetrix incurred an operating loss of $374,000 for the quarter ended March 31, 2000 as compared with an operating loss of $380,000 during the same fiscal quarter last year in which DataMetrix was first getting started.

    For the six months ended March 31, 2000 and 1999, respectively, DataMetrix generated revenues of $305,000 and $1,000 with related operating losses of $774,000 and $440,000.

    POSTAL SEGMENT. Although MPSI has undertaken projects directed at postal agencies (primarily the United States Postal Service) for several years, this business tends to be cyclical and has not yet reached critical mass. This unit did not generate revenue during the second fiscal quarter of 2000 as compared to $30,000 in the comparable quarter of last fiscal year. Corresponding operating losses for the quarters ended March 31, 2000 and 1999 were $130,000 and $128,000, respectively.

    Revenues for the six months ended March 31, 2000 and 1999 were $15,000 and $277,000, respectively. Operating loss for the six months ended March 31, 2000 was $218,000 as compared to an operating income of $4,000 for the comparable fiscal quarter last year.

    The Company is continuing to evaluate the overall impact of the Postal segment on consolidated operations and the potential of this segment to positively contribute to operating income. Introduction of the new "Huff" software will allow MPSI to target additional needs in this market segment.

    PRICING SEGMENT. Revenues of $824,000 for the quarter ended March 31, 2000, as compared to $593,000 during the same quarter last fiscal year are up approximately $140,000 primarily due to new customers and project timing. Operating income of $144,000 for the second fiscal quarter of 2000 results from the timing of orders as discussed above and therefore shows improvement over the operating income of $97,000 during the comparable quarter last year.

    Revenues for the six months ended March 31, 2000 and 1999 were $1,192,000 and $1,194,000, respectively. Operating income for the six months ended March 31, 2000 was $101,000 as compared to an operating income of $314,000 for the comparable fiscal quarter last year. The decline in operating income for the six months ended March 31, 2000 resulted from increased staff in anticipation of new geographic business and internal allocations relating to utilization of shared corporate resources. Although revenues through the first six months of fiscal 2000 are comparable with the same period for last year, the Company anticipates that this segment will continue to be profitable during the remainder of fiscal 2000 and will exhibit revenue growth.

    The Company does not believe that inflation has significantly impacted the results of operations of any business segment during the quarters ended March 31, 2000 and 1999. The Company has adjusted prices downward for certain portions of its U.S. business in response to increased competition. These price reductions contributed to lower revenues this fiscal quarter and for the six months ended March 31, 2000, but MPSI's new Retail Explorer coupled with the lower prices should generate increased customer penetration, such new business should more than offset the effect of price adjustments.

    CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $2,846,000 for the quarter ended March 31, 2000 as compared with $2,797,000 during the same quarter last fiscal year. For the six months ended March 31, 2000, consolidated operating expenses were $5,605,000 as compared with $5,344,000 for the same period last fiscal year.

    Consolidated general and administrative expenses for the quarter ended March 31, 2000 were comparable to the same fiscal quarter of last year. General and administrative expenses for the six months ended March 31, 2000 were up approximately $244,000 as compared to the same period last fiscal year primarily as a result of severance costs associated with a 15% reduction in staff that occurred during the six months ended March 31, 2000. The Company anticipates further cost reduction measures to be implemented during the remainder of this fiscal year in an effort to (a) properly align costs with anticipated revenues and (b) further streamline the database production process for foreign customers as REX software is released into international markets later this fiscal year.

     Consolidated sales, marketing, and client service expenses for the quarter and six months ended March 31, 2000 were comparable with the same fiscal periods of last year. As the Company has adjusted its selling and marketing objectives to accommodate changes in product offerings and the marketplace, we have realigned personnel to meet those objectives.

    Consolidated research and development expenses (including amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter and six months ended March 31, 2000, were comparable with the same fiscal periods last year. Approximately $37,000 of cost was capitalized during the six months ended March 31, 2000 for the Huff Market Area Planner software, which was completed during the second fiscal quarter of 2000. This software tool facilitates client analysis of their retail customer from a marketing perspective (as opposed to MPSI's traditional "site" orientation).

    OTHER INCOME AND EXPENSES. Interest expense of $120,000 and $172,000 was higher during the quarter and six months ended March 31, 2000, respectively, as compared to $101,000 and $114,000, respectively, for the comparable periods last fiscal year as a result of increased borrowings on the Company's line of credit in fiscal 2000. The Company typically generates less cash during its first fiscal quarter as a result of reduced client orders during the last calendar quarter of a year. Additionally, the Company carried higher working capital balances throughout 1999, partially due to funding needs attributable to new business start up of DataMetrix and partially as the result of lower market study orders by certain clients undergoing merger as discussed above.

    MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced exchange gains (losses) of approximately $(10,000) and $13,000 during the quarter and six months ended March 31, 2000, respectively, as compared to $(63,000) and $(36,000) for the comparable periods last fiscal year. Although MPSI anticipates continuing exposure to exchange fluctuations, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge their foreign currency risks.

    INCOME TAXES. Income taxes for the quarter and six months ended March 31, 2000 were $33,000 and $(1,000), respectively, as compared to $19,000 and $144,000 for the same fiscal periods last year. The changes in income taxes are primarily due to (a) losses incurred during fiscal 2000, (b) foreign taxes withheld at the source by customers and (c) settlement of an IRS tax audit (for which the Company had accrued approximately $60,000 at September 30, 1999 against an ultimately lower settlement which resulted in a favorable adjustment of approximately $45,000 in the first fiscal quarter). The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital, the Company's primary measure of liquidity, was $(366,000) at March 31, 2000 as compared with $259,000 at September 30, 1999. Generally, the decrease in liquidity is principally attributable to (a) substantial new product development and (b) losses in the new DataMetrix segment. The comparative decrease of $625,000 reflects a $332,000 increase in corporate working capital debt (which was utilized to reduce trade liabilities by approximately $46,000) and an increase of $658,000 (42%) in the deferred revenue component at March 31, 2000 as compared with September 30, 1999 offset primarily by increased cash and receivables aggregating approximately $388,000. The deferred revenue increase was the result of a large order received from, and billed to, a major client late in the second fiscal quarter of 2000. While increases in deferred revenue have the effect of lowering working capital, such increases do not require commensurate cash outflows (due to included profit component) as is the case with other current liability accounts.

    Based primarily on the product re-engineering activities and the new business initiatives, coupled with a resurgence in Pacific Rim activities in 1999, the Company was able to obtain an increase in its bank line of credit to $2 million effective June 30, 1999. The new DataMetrix business initiative and REX product development costs have negatively impacted the Company's internal liquidity, and we have had to increasingly rely on bank financing to level working capital fluctuations caused by internal funding of new initiatives. At March 31, 2000, approximately $93,000 of additional borrowing capacity remains available under the bank credit line, although losses to date in fiscal 2000 have resulted in the Company's net equity of $3,228,000 being below the $3,500,000 covenant requirement set forth in the loan Agreement. The bank has, however, agreed to waive this provision until the June 2000 renewal negotiations in view of cost reduction actions being undertaken by the Company. With the September 1999 roll out of REX for U.S. customers and the January 2000 release of the DataMetrix version 2.0 data products, management expects the combination of internal funding and the available bank line of credit to be sufficient for the remainder of fiscal 2000 operations, although cash resources will continue to be tight through much of the fiscal year. Management further believes that additional funding could be attracted through equity channels and is exploring such options in connection with a third business initiative yet to be implemented.

    Expenditures for the acquisition/upgrade of computer equipment were $54,000 during the six months ended March 31, 2000 as compared with $194,000 in the comparable period of 1999. Additionally, $451,000 of software developed for internal use (in conjunction with the new REX software) was transferred to Plant, Property & Equipment during the second quarter of fiscal 2000 (of which $98,000 was capitalized during the six months ended March 31, 2000). Except for possible acquisition of equipment and software which might be necessary in connection with an increased Internet initiative, management expects fiscal 2000 equipment/software acquisitions to be lower than the $386,000 expended in fiscal 1999 and to be associated with normal maintenance patterns. Other than operating leases, the Company has made no long-term commitments for equipment purchases.

     Capitalized product development expenditures for the six months ended March 31, 2000 were $786,000 (including $98,000 expended on software developed for internal use) compared with $355,000 in the same period last year. The fiscal year 2000 capitalized costs principally reflect completion of the U.S. version of REX, initial work on the generic global REX software to be used in international applications, development of the Huff Market Area Planner, software to be used internally and continued work on the DataMetrix product. Also, in fiscal 2000, MPSI will begin to migrate several of its modeling products to the Internet, thereby opening up access to many smaller clients who have traditionally not been able to utilize the Company's technology due to price or computer system constraints. The first of these data and software products is expected to be released early in the fourth fiscal quarter. Fiscal 2000 development costs are expected to be funded principally out of operating cash flows.

    MPSI's backlog of market studies at March 31, 2000 in the amount of approximately $8.1 million, ($9.3 million at September 30, 1999), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent a significant amount of the estimated revenues for fiscal year 2000. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. An analysis which identifies a declining backlog might lead one to incorrectly assume that the Company's business is declining, when in fact it is servicing its customers satisfactorily and can rightfully expect renewed study commitments in the future. Management believes that its backlog continues to indicate substantial commitment to MPSI technology on the part of its long-time clients.

YEAR 2000 IMPACT

    As of March 31, 2000, there have been no problems related to the date change. The Company continues to evaluate all computer equipment and software systems applicable to client deliveries and internal use. All necessary correcting actions were taken where significant issues were identified in MPSI products. Relative to third party software, MPSI has upgraded, where necessary, to Y2K compliant software versions. To the extent it is within the Company's control, management believes the Company has taken all measures necessary to prevent material Y2K problems and has published all pertinent Y2K readiness information in such a manner as to allow clients to determine the state of MPSI's Y2K readiness.

    Management of the Company believes it has appropriately tested and resolved the Year 2000 issue, to the extent that compliance is within the Company's control. In the event that the Company was unable to ascertain all potential external impacts and thereby is unable to contemplate all possible contingency plans, the Company may be unable to satisfy customer product performance expectations, take additional orders, invoice customers or collect payments, or perform certain other mission-critical functions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. As of March 31, 2000, there have been no Y2K issues negatively impacting the Company.


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

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K.

                (a)      Exhibits:
                         11.1   Earnings per share computation
                         27.1   Financial Data Schedule

                (b)      Reports on Form 8-K - None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                                 MPSI SYSTEMS INC.




Date          May 10, 2000                By       /s/ Ronald G. Harper
      ----------------------------             ---------------------------------
                                                 Ronald G. Harper, President
                                                 (Chief Executive Officer) and
                                                 Director





Date          May 10, 2000                By      /s/ James C. Auten
      ----------------------------             ---------------------------------
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