Form 10-Q
period 2000-06-30
MPSI SYSTEMS INC
filed 2000-08-03
CIK 714540

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the nine months ended June 30, 2000              Commission file no. 0-11527




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

Yes    X             No
   ---------            ---------



Number of shares of common stock outstanding at June 30, 2000 -        2,911,783
                                                               -----------------

                                      INDEX




                                                                                                            Page No.
                                                                                                            --------

Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - June 30, 2000 and September 30, 1999 ........................             3

           Consolidated Statements of Operations - Three Months and Nine Months
                Ended June 30, 2000 and 1999 .........................................................             5

           Consolidated Statement of Stockholders' Equity - Nine Months
                Ended June 30, 2000 ..................................................................             6

           Consolidated Statements of Cash Flow -
                Nine Months Ended June 30, 2000 and 1999 .............................................             7

           Notes To Consolidated Financial Statements ................................................             8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...........................................................            11



Part II.  OTHER INFORMATION (Including Index to Exhibits) ............................................            15



SIGNATURES ...........................................................................................            16

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



ASSETS
------
                                                                     JUNE 30,     SEPTEMBER 30,
                                                                         2000              1999
                                                                 ------------     -------------
                                                                  (UNAUDITED)
Current assets:

      Cash and cash equivalents                                  $    669,000     $    296,000
      Short-term investments, at cost                                   3,000            3,000
      Receivables: (Note 3)
           Trade, net                                               4,099,000        3,849,000
           Current portion of long-term receivables                 1,757,000        1,307,000

      Inventories                                                      97,000          107,000

      Prepayments                                                     105,000          137,000
                                                                 ------------     ------------
                Total current assets                                6,730,000        5,699,000

Property and equipment, net of accumulated amortization             1,128,000          945,000

Long-term receivables, net of current portion
      and unamortized discount                                        764,000        1,756,000

Capitalized product development costs, net                          1,929,000        1,933,000

Other assets                                                          178,000          185,000
                                                                 ------------     ------------

                Total assets                                     $ 10,729,000     $ 10,518,000
                                                                 ============     ============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                                            JUNE 30,     SEPTEMBER 30,
                                                                                2000              1999
                                                                        ------------     -------------
                                                                         (unaudited)
Current liabilities:

      Note payable to bank (Note 3)                                     $  2,000,000      $  1,575,000
      Accounts payable                                                     1,187,000           686,000
      Accrued liabilities                                                  1,207,000         1,617,000
      Deferred revenue                                                     1,502,000         1,562,000
                                                                        ------------      ------------
                Total current liabilities                                  5,896,000         5,440,000

Noncurrent deferred revenue                                                  842,000         1,146,000
Noncurrent deferred income taxes                                              84,000            86,000
Other noncurrent liabilities                                                 115,000           133,000
                                                                        ------------      ------------

                Total liabilities                                          6,937,000         6,805,000
                                                                        ------------      ------------

Commitments and contingencies                                                     --                --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                                 --                --

      Common Stock, $.05 par value, 20,000,000 shares authorized,
           2,912,000 and 2,849,000 shares issued and outstanding at
           June 30, 2000 and September 30, 1999, respectively                146,000           142,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                                 --                --

      Additional paid-in capital                                          13,145,000        13,079,000

      Deficit                                                            (10,262,000)      (10,272,000)

      Other accumulated comprehensive income                                 763,000           764,000
                                                                        ------------      ------------

                Total stockholders' equity                                 3,792,000         3,713,000
                                                                        ------------      ------------

                Total liabilities and stockholders' equity              $ 10,729,000      $ 10,518,000
                                                                        ============      ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                                       ------------------------------      ------------------------------
                                                               2000              1999              2000              1999
                                                       ------------      ------------      ------------      ------------

Revenues:
    Software maintenance/information services          $  5,192,000      $  3,928,000      $ 13,575,000      $ 13,587,000
    Software licensing                                      251,000             1,000           372,000           265,000
                                                       ------------      ------------      ------------      ------------

       Total revenues                                     5,443,000         3,929,000        13,947,000        13,852,000
                                                       ------------      ------------      ------------      ------------

Cost of Sales:
    Software maintenance/information services             1,967,000         1,759,000         5,128,000         5,759,000
    Software licensing                                      160,000            30,000           376,000            86,000
                                                       ------------      ------------      ------------      ------------

       Total cost of sales                                2,127,000         1,789,000         5,504,000         5,845,000
                                                       ------------      ------------      ------------      ------------

       Gross profit                                       3,316,000         2,140,000         8,443,000         8,007,000
Operating expenses:
    General and administrative                              936,000           678,000         2,711,000         2,209,000
    Marketing                                             1,365,000         1,598,000         4,538,000         4,745,000
    Research and development                                262,000           260,000           919,000           926,000
                                                       ------------      ------------      ------------      ------------

       Total operating expenses                           2,563,000         2,536,000         8,168,000         7,880,000
                                                       ------------      ------------      ------------      ------------

       Operating income (loss)                              753,000          (396,000)          275,000           127,000
Other income (expense):
    Interest income                                          48,000            63,000           131,000           177,000
    Interest expense                                       (103,000)          (35,000)         (275,000)         (149,000)
    Foreign exchange                                        (31,000)           (6,000)          (18,000)          (42,000)
    Other, net                                              (93,000)          (14,000)          (90,000)            3,000
                                                       ------------      ------------      ------------      ------------

       Income (loss) before income taxes                    574,000          (388,000)           23,000           116,000
Provision for income taxes                                   14,000            (1,000)           13,000           143,000
                                                       ------------      ------------      ------------      ------------

       Net income (loss)                               $    560,000      $   (387,000)     $     10,000      $    (27,000)
                                                       ============      ============      ============      ============

Per share:
    Basic income (loss)                                $        .19      $       (.14)     $        .00      $       (.01)
    Diluted income (loss)                              $        .19      $       (.14)     $        .00      $       (.01)
Shares Outstanding:
    Basic                                                 2,912,000         2,849,000         2,878,000         2,849,000
    Diluted                                               2,923,000         2,849,000         2,900,000         2,849,000


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                                          OTHER
                                            COMMON STOCK            ADDITIONAL                      ACCUMULATED            TOTAL
                                  ----------------------------         PAID-IN                    COMPREHENSIVE    STOCKHOLDERS'
                                        SHARES          AMOUNT         CAPITAL         DEFICIT           INCOME           EQUITY
                                  ------------    ------------    ------------    ------------    -------------    -------------

Balance,
  September 30,
    1999                             2,849,000    $    142,000    $ 13,079,000    $(10,272,000)    $    764,000     $  3,713,000
  Net income                                --              --              --          10,000               --           10,000
  Other accumulated
    comprehensive
    income:
    Foreign currency
      translation adjustment                --              --              --              --           (1,000)          (1,000)
                                                                                                                    ------------
Total comprehensive income                                                                                          $     9 ,000

  Stock options exercised               63,000           4,000          66,000              --               --           70,000
                                  ------------    ------------    ------------    ------------     ------------     ------------

Balance,
  June 30, 2000                      2,912,000    $    146,000    $ 13,145,000    $(10,262,000)    $    763,000     $  3,792,000
                                  ============    ============    ============    ============     ============     ============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED JUNE 30,
                                                                                ------------------------------
                                                                                        2000              1999
                                                                                ------------      ------------

Net income (loss)                                                               $     10,000      $    (27,000)

Adjustments to reconcile net income (loss) to cash provided by operations:
      Depreciation and amortization of property and equipment                        327,000           306,000
      Amortization of product development costs                                      540,000            82,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                               287,000           543,000
           Inventories                                                                10,000           (13,000)
           Other assets                                                               35,000           (46,000)
      Increase (decrease) in liabilities:
           Trade payables and accruals                                               181,000          (134,000)
           Taxes payable                                                            (106,000)         (101,000)
           Deferred revenue                                                         (364,000)          357,000
                                                                                ------------      ------------

           Net cash provided by operating activities                                 920,000           967,000
                                                                                ------------      ------------

Cash flows from investing activities:
      Proceeds from asset dispositions                                                25,000             1,000
      Purchase equipment                                                             (80,000)         (250,000)
      Product development                                                           (987,000)       (1,153,000)
                                                                                ------------      ------------

           Net cash used by investing activities                                  (1,042,000)       (1,402,000)
                                                                                ------------      ------------

Cash flows from financing activities:
      Proceeds from debt                                                             425,000           950,000
      Exercise of stock options                                                       70,000                --
                                                                                ------------      ------------

           Net cash provided by financing activities                                 495,000           950,000
                                                                                ------------      ------------

Increase in cash and cash equivalents                                                373,000           515,000

Cash and cash equivalents at beginning of period                                     296,000           224,000
                                                                                ------------      ------------

Cash and cash equivalents at end of period                                      $    669,000      $    739,000
                                                                                ============      ============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    GENERAL NOTES:

      Certain notes to the September 30, 1999 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the nine months ended June 30, 2000. Accordingly, reference should be made to the audited financial statements at September 30, 1999.

      In December 1998, AcSEC issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 extended the deferral period in SOP 98-4 to be effective through fiscal years beginning on or before March 15, 1999 (or through the Company's fiscal 1999). Other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999 (the Company's fiscal 2000). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements and recognize revenue ratably over the term of the agreement if sufficient vendor specific objective evidence (other than the license agreement itself) does not exist for the allocation of revenue to the various elements of the arrangement.

      In the opinion of the Company, the unaudited consolidated financial statements as of June 30, 2000 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of new or renewed long-term software license agreements, with the normally attendant market study orders, can have a substantial impact upon reported revenues and net income between accounting periods.


2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $275,000 and $149,000 during the nine months ended June 30, 2000 and 1999, respectively. Net income taxes of $119,000 and $244,000 were paid during the same respective periods.


3.    NOTE PAYABLE TO BANK

      The Company maintains a working capital credit facility through its principal U.S. bank in the aggregate amount of $2,000,000 which is secured by billed accounts receivable and current portions of long-term receivables. The credit line currently bears interest at approximately 10.5% and matures October 30, 2000. The weighted average interest rates were 9.85% for the nine months ended June 30, 2000 and 8.75% for the nine months ended June 30, 1999. The Agreement requires that the Company shall maintain Tangible Net Worth of not less than $3.5 million, shall maintain reasonable and customary insurance on its assets and personnel, and shall not, without authorization of lender, undertake additional debt (other than lease indebtedness or normal supplier obligations), lend money, invest in other entities or guarantee debt of others during the term of the Agreement. The Company is in compliance at June 30, 2000 with these restrictions, and Management is of the opinion that these restrictions will not adversely affect the Company's operations.

4.    BUSINESS SEGMENT AND REVENUE FROM MAJOR CUSTOMERS

      In 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of the Enterprise and Related Information ("Statement No. 131"). Under the provisions of Statement No. 131, public business enterprises must report financial and descriptive information about its reportable segments.

      The Company identifies segments based upon line of business, which results in four reportable segments: convenience retailing, pricing, postal and DataMetrix segments. The convenience retailing segment derives its revenues from providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks, primarily in the petroleum industry. In many cases, pricing products are sold within the same customer base applicable to convenience retailing. However, pricing services are directed more towards operational issues rather than retail site location or operation. The postal segment is a specific niche organization, which services government or quasi-government postal agencies around the world, although in recent years, most revenues from this segment have been generated in the United States. The DataMetrix segment derives its revenues primarily from sales of visual mapping information for cities in the United States. The Company's measure of segment profit is operating income. Amortization is specifically assigned to each reported segment as capitalized development costs are written off to segmented cost of sales over their useful economic life. Development of the DataMetrix segment core product was completed as of January 31, 2000. Depreciation is allocated to each reported segment through pre-determined corporate percentages. Identifiable assets in the convenience retailing, pricing and postal segments, which are recorded in the convenience retailing segment, are shared resources which are not specifically allocated. All operational assets other than those developed internally are managed as shared resources and are not identifiable to specific reporting segments.

      Information on segments and a reconciliation to income (loss) before taxes for the quarters ended June 30, 2000 and 1999 are as follows:

                                                                      SEGMENTS
                                  -------------------------------------------------------------------------------

                                   CONVENIENCE
                                     RETAILING          PRICING          POSTAL       DATAMETRIX            TOTAL
                                  ------------     ------------    ------------     ------------     ------------

QUARTER ENDED JUNE 30, 2000
Revenues:
   Information services and
      software maintenance ...    $  4,670,000     $    382,000    $     62,000     $     78,000     $  5,192,000
   Software licensing ........          77,000          174,000              --               --          251,000
                                  ------------     ------------    ------------     ------------     ------------
        Total revenues .......    $  4,747,000     $    556,000    $     62,000     $     78,000     $  5,443,000
                                  ============     ============    ============     ============     ============
   Operating income (loss) ...    $  1,366,000     $      9,000    $    (91,000)    $   (531,000)    $    753,000
                                  ============     ============    ============     ============
   Other income (expense) ....                                                                           (179,000)
                                                                                                     ------------
   Income before income tax ..                                                                       $    574,000
                                                                                                     ============

   Amortization ..............    $    160,000     $         --    $         --     $     99,000     $    259,000
   Depreciation ..............          83,000            3,000           3,000           15,000          104,000
   Identifiable assets .......       9,538,000               --              --        1,191,000       10,729,000
   Additions to property/
      equipment ..............          26,000               --              --               --           26,000

QUARTER ENDED JUNE 30, 1999
Revenues:
   Information services and
      software maintenance ...    $  3,322,000     $    463,000    $      5,000     $    138,000     $  3,928,000
   Software licensing ........           1,000               --              --               --            1,000
                                  ------------     ------------    ------------     ------------     ------------
        Total revenues .......    $  3,323,000     $    463,000    $      5,000     $    138,000     $  3,929,000
                                  ============     ============    ============     ============     ============
   Operating income (loss) ...    $    (50,000)    $     16,000    $   (126,000)    $   (236,000)    $   (396,000)
                                  ============     ============    ============     ============
   Other income (expense) ....                                                                              8,000
                                                                                                     ------------
   Loss before income tax ....                                                                       $   (388,000)
                                                                                                     ============

   Amortization ..............    $     24,000     $      6,000    $         --     $         --     $     30,000
   Depreciation ..............          87,000            3,000           2,000           15,000          107,000
   Identifiable assets .......      10,035,000               --              --          500,000       10,535,000
   Additions to property/
      equipment ..............          56,000               --              --               --           56,000

      Information on segments and a reconciliation to income before taxes for the nine months ended June 30, 2000 and 1999 are as follows:

                                                                          SEGMENTS
                                      -------------------------------------------------------------------------------

                                       CONVENIENCE
                                         RETAILING          PRICING          POSTAL       DATAMETRIX            TOTAL
                                      ------------     ------------    ------------     ------------     ------------

NINE MONTHS ENDED JUNE 30, 2000
Revenues:
 Information services and
    software maintenance .........    $ 11,541,000     $  1,574,000    $     87,000     $    373,000     $ 13,575,000
 Software licensing ..............          91,000          280,000              --            1,000          372,000
                                      ------------     ------------    ------------     ------------     ------------
      Total revenues .............    $ 11,632,000     $  1,854,000    $     87,000     $    374,000     $ 13,947,000
                                      ============     ============    ============     ============     ============
 Operating income (loss) .........    $  1,779,000     $    110,000    $   (299,000)    $ (1,315,000)    $    275,000
                                      ============     ============    ============     ============     ============
 Other income (expense) ..........                                                                           (252,000)
                                                                                                         ------------
 Income before income tax ........                                                                       $     23,000
                                                                                                         ============

 Amortization ....................    $    362,000     $     13,000    $         --     $    165,000     $    540,000
 Depreciation ....................         264,000           10,000           7,000           46,000          327,000
 Identifiable assets .............       9,538,000               --              --        1,191,000       10,729,000
 Additions to property/
    equipment ....................         531,000               --              --               --          531,000

NINE MONTHS ENDED JUNE 30, 1999
Revenues:
 Information services and
    software maintenance .........    $ 11,509,000     $  1,657,000    $    282,000     $    139,000     $ 13,587,000
 Software licensing ..............         265,000               --              --               --          265,000
                                      ------------     ------------    ------------     ------------     ------------
      Total revenues .............    $ 11,774,000     $  1,657,000    $    282,000     $    139,000     $ 13,852,000
                                      ============     ============    ============     ============     ============
 Operating income (loss) .........    $    595,000     $    330,000    $   (122,000)    $   (676,000)    $    127,000
                                      ============     ============    ============     ============     ============
 Other income (expense) ..........                                                                            (11,000)
                                                                                                         ------------
 Income before income tax ........                                                                       $    116,000
                                                                                                         ============

 Amortization ....................    $     65,000     $     17,000    $         --     $         --     $     82,000
 Depreciation ....................         248,000            9,000           6,000           43,000          306,000
 Identifiable assets .............      10,035,000               --              --          500,000       10,535,000
 Additions to property/
    equipment ....................         250,000               --              --               --          250,000

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

      Comprehensive income (loss) was $564,000 and $(406,000) for the quarters ended June 30, 2000 and 1999, respectively. For the nine months ended June 30, 2000 and 1999, comprehensive income was $9,000 and $23,000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    CONSOLIDATED OPERATIONS. MPSI reported net income of $560,000 or $.19 per share on revenues of $5.4 million for the quarter ended June 30, 2000 compared with a net loss of $387,000 or $.13 per share on revenues of $3.9 million for the comparable quarter last year. For the nine months ended June 30, 2000 MPSI reported net income of $10,000 or $.00 per share on revenues of $13.9 million. This compared with a net loss of $27,000 or $.01 per share on revenues of $13.9 million for the comparable nine months of last fiscal year. As discussed in more detail below, revenues for the quarter and nine months ended June 30, 2000 were up, while operating expenses increased slightly due to downsizing costs incurred in the U.S. offices and an increased emphasis on new product offerings.

    The Company does not believe that inflation has significantly impacted the results of operations of any business segment during the quarters ended June 30, 2000 and 1999. The Company has adjusted prices downward for certain portions of its U.S. business in response to increased competition. These price reductions contributed to lower profitability on individual unit sales for the nine months ended June 30, 2000, but MPSI's new Version 1.0 Retail Explorer(TM) ("REX") software for North America, coupled with the lower prices, has generated increased customer penetration in North America, which has offset the effect of price adjustments.

    CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $4,747,000, and $3,323,000 for the fiscal quarters ended June 30, 2000 and 1999, respectively, with corresponding operating profit (loss) of $1,366,000 and $(50,000), respectively. The increase in revenues and profitability for the third fiscal quarter of 2000 as compared with 1999 is primarily attributable to a significant order for REX related projects from an existing client, thus allowing the Company to leverage its extensive demographic database. The timing of new or renewed long-term software license agreements, with the normally attendant market study orders, can have a substantial impact upon reported revenues and net income between accounting periods. The Company continues to experience pricing pressures on its core products which has a negative impact on revenues, but is countering the lower prices with cost reductions achieved through technological improvements attributable to the North American REX methodology. Amortization, including costs related to the REX software of $73,000 (none in the 1999 quarter), was $160,000 for the quarter ended June 30, 2000 as compared to $24,000 for the same quarter last fiscal year.

    Revenues for the nine months ended June 30, 2000 and 1999 were $11,632,000 and $11,774,000, respectively. Operating income for the nine months ended June 31, 2000 was $1,779,000 as compared to an operating income of $595,000 for the comparable period last year. Although revenues decreased slightly from last fiscal year, reflecting the effects of competitively driven lower prices in certain MPSI operating regions, operating income has improved due to new business and process improvements which were implemented during the fiscal year as the result of the release of the REX software to North American clients. These process changes in market study database development reduced the overall cost of North American database construction. The Company continues to evaluate its cost structure to determine where further reductions can be implemented as Version 2.0 (the generic global version) of REX becomes available. Development of the generic global modeling software was completed in June 2000, and it was released to client service teams responsible for regional calibration and roll out. In July 2000, the Company delivered its first Version 2 of REX to a Latin American client. Management expects to have Version 2.0 REX available for all MPSI operating regions by the end of calendar 2000.

    DATAMETRIX SEGMENT. In December 1998, MPSI formed a separate, wholly owned subsidiary, DataMetrix Inc., whose mission is to leverage MPSI's substantial data warehouse and modeling competency. This unit targets customers in industries outside MPSI's traditionally strong core petroleum-oriented customer base (e.g., banking, telecommunications or quick serve restaurants). These customers will generally have strong retail orientations, but may utilize MPSI's products for a variety of new and exciting reasons. Over and above startup operating expenses, the Company committed significant resources during fiscal 1999 ($794,000), and during the first fiscal quarter of 2000 ($392,000) to repackaging existing market information, enhancing that information from both public and private data sources, and developing new delivery vehicles (PC and Internet interfaces). As of the completion date in January 2000, total costs of $1.2 million have been capitalized in connection with development of the national U.S. geographic database.

    The unit generated revenues of $78,000 during the fiscal quarter ended June 30, 2000 as compared with $138,000 (primarily one special project) during the comparable period last fiscal year. DataMetrix incurred an operating loss of $531,000 for the quarter ended June 30, 2000 as compared with an operating loss of $236,000 during the same fiscal quarter last year. The increase in operating loss is attributable principally to a full staffing compliment during the June 2000 quarter as compared to last year's startup phase and amortization costs of $99,000 associated with the national U.S. geographic database (no amortization was applicable last year during the development stage).

    For the nine months ended June 30, 2000 and 1999, respectively, DataMetrix generated revenues of $374,000 and $139,000 with related operating losses of $1,315,000 and $676,000. The increase in the operating loss is partially attributable to operating costs being incurred for the entire nine months as compared to partial year startup costs for the comparable period last fiscal year. Additionally, last fiscal year, development costs for the U.S. database of $499,000 were being capitalized, whereas, with completion of that development in January 2000, amortization costs of $165,000 on the U.S. database were charged to cost of sales during fiscal year 2000.

    POSTAL SEGMENT. Although MPSI has undertaken projects directed at postal agencies (primarily the United States Postal Service) for several years, this business unit tends to be cyclical and has not yet reached critical mass. The unit generated revenue of $62,000 during the third fiscal quarter of 2000 as compared to $5,000 in the comparable quarter of last fiscal year. Corresponding operating losses for the quarters ended June 30, 2000 and 1999 were $91,000 and $126,000, respectively.

    Revenues for the nine months ended June 30, 2000 and 1999 were $87,000 and $282,000, respectively. Operating loss for the nine months ended June 30, 2000 was $299,000 as compared to an operating loss of $122,000 for the comparable fiscal period last year.

    The Company is continuing to evaluate the overall impact of the Postal segment on consolidated operations and the potential of this segment to positively contribute to operating income. Introduction of the new Huff Market Area Planner(TM) ("Huff") software will allow MPSI to target additional needs in this market segment. Approximately $37,000 of cost was capitalized during this fiscal year for the Huff software, which was completed during the second fiscal quarter of 2000. This software tool facilitates client analysis of their retail customer from a marketing perspective (as opposed to MPSI's traditional "site" orientation).

    PRICING SEGMENT. Revenues of $556,000 for the quarter ended June 30, 2000, as compared to $463,000 during the same quarter last fiscal year, are up approximately $93,000 (20%) primarily due to new customers and project timing. Operating income of $9,000 for the third fiscal quarter of 2000 compares with operating income of $16,000 during the comparable quarter last year. Although revenues were up for the quarter, the effect on operating income was offset by increased staffing and internal allocations of shared corporate services as this unit continues to grow.

    Revenues for the nine months ended June 30, 2000 and 1999 were $1,854,000 and $1,657,000, respectively. Operating income for the nine months ended June 30, 2000 was $110,000 as compared to an operating income of $330,000 for the comparable fiscal period last year. The decline in operating income for the nine months ended June 30, 2000 resulted from increased staff in anticipation of new geographic business and internal allocations relating to utilization of shared corporate resources.

    CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $2,563,000 for the quarter ended June 30, 2000 as compared with $2,536,000 during the same quarter last fiscal year. For the nine months ended June 30, 2000, consolidated operating expenses were $8,168,000 as compared with $7,880,000 for the same period last fiscal year.

     Consolidated general and administrative expenses for the quarter ended June 30, 2000 were $936,000 as compared to $678,000 during the same fiscal quarter of last year. General and administrative expenses for the nine months ended June 30, 2000 were $2,711,000 as compared with $2,209,000 during the same fiscal period last year. The increases for both the quarter and nine months ended June 30, 2000 were primarily the result of severance costs associated with a 20% reduction in staff positions that occurred in several stages throughout the reporting periods. Additionally, during the comparable quarter of last fiscal year, the Company received a substantial franchise tax refund that reduced general and administrative expenses.

     Consolidated sales, marketing, and client service expenses for the quarter ended June 30, 2000 were $1,365,000 as compared with $1,598,000 for the same fiscal period of last year. For the nine months ended June 30, 2000 and 1999 respectively, sales, marketing and client services were $4,538,000 and $4,745,000. The reduction in expenses for both the quarter and nine months ended June 30, 2000, as compared to the same periods last fiscal year, is a result of staff reductions that occurred during the second fiscal quarter of this year. As the Company has adjusted its selling and marketing objectives to accommodate changes in product offerings and the marketplace, we have realigned personnel to meet those objectives.

    Consolidated research and development expenses (including amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter and nine months ended June 30, 2000 were comparable with the same fiscal periods last year.

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The Company is exposed to market risk from changes in interest rates on debt as well as changes in foreign currency exchange rates. The Company does not use financial instruments to hedge its market risks.

    OTHER INCOME AND EXPENSES. Interest expense of $103,000 and $275,000 was higher during the quarter and nine months ended June 30, 2000, respectively, as compared to $35,000 and $149,000, respectively, for the comparable periods last fiscal year as a result of increased borrowings on the Company's line of credit in fiscal 2000. The Company carried higher working capital balances throughout 2000, due to funding needs attributable to new business start up of DataMetrix and partially as the result of deferred market study orders by certain clients undergoing mergers.

    MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced exchange losses of approximately $31,000 and $18,000, respectively, during the quarter and nine months ended June 30, 2000, as compared to $6,000 and $42,000 for the comparable periods last fiscal year. Although MPSI anticipates continuing exposure to exchange fluctuations, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies.

    INCOME TAXES. Income taxes for the quarter and nine months ended June 30, 2000 were $14,000 and $13,000, respectively, as compared to $(1,000) and $143,000 for the same fiscal periods last year. The changes in income taxes are primarily due to (a) foreign taxes withheld at the source by customers and (b) favorable settlement of an IRS tax audit (for which the Company had accrued approximately $60,000 at September 30, 1999 against an ultimately lower settlement which resulted in a favorable adjustment of approximately $45,000 in the first fiscal quarter). The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates but on the particular products and services delivered within an individual country.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital, the Company's primary measure of liquidity, was $834,000 at June 30, 2000 as compared with $259,000 at September 30, 1999. The increase in liquidity is principally attributable to a large contract received, and substantially completed, late in the third fiscal quarter that is reflected in trade accounts receivable. The working capital increase from September 30, 1999 of $575,000 reflects increased cash and receivables aggregating approximately $1,073,000 offset by a $425,000 increase in corporate working capital debt and an increase in trade liabilities of approximately $91,000.

     The overall improvement is reflective of the substantial new business in the U.S. where MPSI's REX software continues to be very positively received as it is exposed to a broader cross section of the Company's traditional petroleum-oriented convenience retail market. Strong orders, particularly in June, portend improved cash flow for the fourth fiscal quarter, which is imperative since the Company is fully utilizing its working capital credit line.

    The Company's $2,000,000 line of credit matures October 30, 2000 as the result of a recent extension effective July 1, 2000. Depending on the outcome of certain pending transactions expected to be consummated in the interim, the bank will then re-evaluate the amount and/or terms of future commitments they might make to the Company. Management anticipates a significant reduction in both the present outstanding debt and in the future debt needs for fiscal 2001. Management further believes that additional funding could be attracted through equity channels and is exploring such options in connection with a business initiative yet to be implemented.

     Expenditures for the acquisition/upgrade of computer equipment were $80,000 during the nine months ended June 30, 2000 as compared with $250,000 in the comparable period of 1999. Additionally, $451,000 of software developed for internal use (in conjunction with the new REX software) was transferred to Plant, Property & Equipment during the second quarter of fiscal 2000. Except for possible acquisition of equipment and software which might be necessary in connection with an increased Internet initiative, management expects fiscal 2000 equipment/software acquisitions to be lower than the $386,000 expended in fiscal 1999 and to be associated with normal maintenance patterns. Other than operating leases, the Company has made no long-term commitments for equipment purchases.

     Capitalized product development expenditures for the nine months ended June 30, 2000 were $987,000 (including $98,000 expended on software developed for internal use) compared with $1,153,000 in the same period last year. The fiscal year 2000 capitalized costs principally reflect completion of the North American version of REX, initiation and completion of the generic global REX software to be used in international applications, development of the Huff software and completion of the DataMetrix U.S. geographic database. Also, in fiscal 2000, MPSI will begin to migrate several of its modeling products to the Internet, thereby opening up access to many smaller clients who have traditionally not been able to utilize the Company's technology due to price or computer system constraints. As noted above, the first non-U.S. version of REX was released in Latin America in July 2000. Management anticipates that REX versions for Europe/Africa, Southeast Asia and Japan will become available by the end of calendar 2000. The Company's first interactive Internet application went live in June 2000. SiteMetrixPlus is the first application in a series of planned releases over the next 12-18 months. SiteMetrixPlus allows Internet users to access the Company's extensive U.S. retail information (street files, demographics, outlet information, traffic flow, etc.) on line. MPSI will launch its first Internet model later this year. Fiscal 2000 development costs are expected to be funded principally out of operating cash flows.

    MPSI's backlog of market studies at June 30, 2000 in the amount of approximately $8.7 million, ($9.3 million at September 30, 1999), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent a significant amount of the estimated revenues for fiscal year 2000. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. An analysis which identifies a declining backlog might lead one to incorrectly assume that the Company's business is declining, when in fact it is servicing its customers satisfactorily and can rightfully expect renewed study commitments in the future. Management believes that its backlog continues to indicate substantial commitment to MPSI technology on the part of its long-time clients.

YEAR 2000 IMPACT

    As of June 30, 2000, there have been no problems related to the millennium changes. The Company continues to evaluate all computer equipment and software systems applicable to client deliveries and internal use. All necessary correcting actions were taken prior to December 31, 1999 where significant issues were identified in MPSI products. Relative to third party software, MPSI had previously upgraded, where necessary, to Y2K compliant software versions. To the extent it is within the Company's control, management believes the Company has taken all measures necessary to prevent material Y2K problems and has published all pertinent Y2K readiness information in such a manner as to allow clients to determine the state of MPSI's Y2K readiness.

    Management of the Company believes it has appropriately tested and resolved the Year 2000 issue, to the extent that compliance is within the Company's control. In the event that the Company was unable to ascertain all potential external impacts and thereby is unable to contemplate all possible contingency plans, the Company may be unable to satisfy customer product performance expectations, take additional orders, invoice customers or collect payments, or perform certain other mission-critical functions. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time, but as of June 30, 2000, there have been no Y2K issues negatively impacting the Company.

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



                                             MPSI SYSTEMS INC.




Date      August 2, 2000                     By    /s/ Ronald G. Harper
     -----------------------                    --------------------------------
                                                  Ronald G. Harper, President
                                                  (Chief Executive Officer) and
                                                  Director





Date      August 2, 2000                     By    /s/ James C. Auten
     -----------------------                    --------------------------------
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