Form 10-K405
period 2000-09-30
MPSI SYSTEMS INC
filed 2002-02-26
CIK 714540

     In lieu of a separate annual report, this Form 10-K includes all financial statements of the corporation.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-K

(Mark One)

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to
                               ------------    ------------

Commission file number 0-11527

                                MPSI SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              73-1064024
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [X]

     The aggregate market value of common stock held by non-affiliates of the registrant on September 30, 2000 was approximately $2,240,000.

     The number of shares outstanding of the registrant's common stock was 2,911,783 shares of $0.05 Par Value Common Stock as of September 30, 2000.

================================================================================

                                MPSI SYSTEMS INC.
                                    FORM 10-K

                                    CONTENTS


                                                                                                  PAGE
                                                                                                  ----
PART I

         ITEM 1.  Business....................................................................      2

         ITEM 2.  Properties..................................................................     11

         ITEM 3.  Legal proceedings...........................................................     11

         ITEM 4.  Submission of matters to a vote of security holders.........................     11

PART II

         ITEM 5.  Market for the registrant's common equity and related
                  stockholder matters.........................................................     11

         ITEM 6.  Selected financial data.....................................................     12

         ITEM 7.  Management's discussion and analysis of financial
                  condition and results of operations.........................................     12

         ITEM 7A. Disclosures about market risk ..............................................     16

         ITEM 8.  Financial statements and supplementary data.................................     17

         ITEM 9.  Changes in and disagreements with accountants on accounting and
                  financial disclosure........................................................     33

PART III

         ITEM 10. Directors and executive officers of the registrant..........................     33

         ITEM 11. Executive compensation......................................................     35

         ITEM 12. Security ownership of certain beneficial owners and management..............     37

         ITEM 13. Certain relationships and related transactions..............................     38

PART IV

         ITEM 14. Exhibits, financial statement schedules, and
                  reports on Form 8-K.........................................................     38

Signatures        ............................................................................     42

Index to Exhibits ............................................................................     43

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


ITEM 1. BUSINESS

GENERAL

     The operations of MPSI are comprised of three business segments wherein it provides decision support products and services. These business segments are designated as Convenience Retailing, Pricing, and DataMetrix(R). MPSI's core competency, which spans all business units, is (a) the development of computer software which models consumer behavior in certain retail situations, and (b) the development of strategic geographic information systems ("GIS") databases concerning specified markets ("Market Studies") designated by clients. These products and services are designed to meet retail business planning requirements of the Company's clients, who have traditionally been petroleum-oriented convenience retailers.

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

     Among other benefits, the equity infusion allowed the Company to redirect funding from debt service to product development. Beginning in 1994 and in response to client input, MPSI committed substantial funding and development efforts toward release of a new generation of MPSI decision support products. Early versions of these products were completed for commercial release in North America during fiscal year 1995 (see discussion of CAPS(TM) and PVO(R) software under "Product Development"). New versions of CAPS for European and South

American clients were scheduled for release in the first quarter of fiscal year 1996 but were ultimately released in June 1996. In order to address the organizational implications of delayed product releases, MPSI undertook a revision of its software development group and initiated an evaluation of its database production methodology. These evaluations ultimately highlighted not only short-term opportunities to streamline processes and reduce costs, but also indicated competitive threats to MPSI's long-term growth.

     In 1997, MPSI undertook a complete strategic re-evaluation of its product direction, competitive position, pricing structure, and cost structure. This strategic planning, headed by an expert external consultant, encompassed most of fiscal 1997 and identified several key issues and corrective initiatives which management began to implement in fiscal 1998. Among other things, the Company undertook to (1) completely re-engineer its core "retail planning" software suite in order to reduce development/maintenance costs and to open new market segments for its software applications, (2) launch a substantially expanded effort to leverage its considerable data warehouse of business location and operational information through new sales channels, and (3) expand its consulting practice within the convenience retailing segment to encompass broader services to its petroleum target market. These initiatives were designed to make MPSI the "one-stop" shop for clients whose retail planning needs span the gamut from raw data through sophisticated applications software, to the ultimate "solution" (rather than the tools and data to develop a solution in house).

     Although implementation of certain strategic measures was hampered in 1998 by a significant economic downturn in the Pacific Rim, management was able to focus on development of significant new technology together with internal process improvements, cost reductions, and industry diversification during fiscal 1999.

     o The roll out of new Retail Explorer ("REX"(TM)) software for U.S. customers in 1999, combined with the introduction of new price management and modeling software for global use, helped MPSI maintain its revenue base in spite of significant price pressure and client merger activities in both fiscal 1999 and 2000. The modeling methodology inherent in the REX and pricing software made it possible for MPSI to reduce the amount/types of data necessary for model development. As a result, the Company was able to streamline its retail database (market studies) production process which allowed for a 30% reduction in staff during 2000.

     o The October 1998 formation of DataMetrix Inc. (see further discussions hereinafter) was intended to leverage MPSI's retail data warehouse as a vehicle whereby the Company could begin serving a more diverse population of clients outside its traditional petroleum-oriented convenience retailing niche. Product and brand development occupied most of the interval through January 2000, at which time the data suite of products was commercially released. The revenue growth rate has been disappointing in the DataMetrix unit, and the burden on corporate liquidity (both internally generated and from outside sources) has been substantial over the two-year start-up period. (See additional discussion regarding liquidity and bank financing issues in Management's Discussion and Analysis and Note 5 to the Consolidated Financial Statements.) In response to these issues, MPSI significantly downsized this operation in several phases throughout fiscal 2000 with the final reductions occurring in October 2000. MPSI expects to continue DataMetrix product sales as part of the MPSI product suite going forward.

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

     The Company's operating cycle and cash flow are dependent upon the timing of client orders for market studies. Such studies are high dollar projects and, consequently, the timing of market study production and the resulting revenues are subject to a degree of quarterly fluctuation. Quarterly/annual revenues can also be impacted by the timing of software license agreements (although adoption of a new accounting pronouncement described in Note 1 to the consolidated financial statements lessens the magnitude of quarterly/annual fluctuations from this source). Accordingly, management believes that quarterly results may not be indicative of results for full fiscal years and that the comparability of annual revenues and profitability should also be evaluated giving effect to the potential impact of contract timing.

     Economic conditions throughout the world have varying degrees of impact on the Company's products. Volatile oil prices and unsettled economic conditions in the Pacific Rim negatively affected the Company's volume of new business in fiscal 1998. The Company experienced a resurgence from the Pacific Rim region during 1999, but alternate-year market study patterns resulted in softer revenues in fiscal 2000 not only from the Pacific Rim but also in South America. However, the 1999 introduction of REX and new pricing products fueled growth in North American market study volume in fiscal 2000, which was masked by price reductions in that region of 20% - 40% in response to competition.

     More than 97% of consolidated revenues were derived from the petroleum industry during the fiscal years ended September 30, 2000, 1999, and 1998. In each of those fiscal years, MPSI derived revenues representing 10% or more of consolidated revenues from certain clients, together with their affiliates, as set forth below (in millions of dollars):

                             2000              1999             1998
                         --------------    -------------    -------------
                         AMOUNT      %     AMOUNT     %     AMOUNT     %
                         ------     ---    ------    ---    ------    ---
ExxonMobil.........       $ 4.6      25     $4.4      23     $ 3.5     19
BP Amoco...........         2.6      14       *        *     $ 2.1     11

        *Below 10% for this period.

     The Company would be adversely affected if certain petroleum industry clients curtailed their long-term usage of MPSI products. In October 2001, ExxonMobil informed the Company that they would be exploring alternative retail planning technologies. Of the $4.6 million revenues from ExxonMobil during fiscal 2000, $3.2 million related to retail planning market studies. The following table shows the percentage of total revenue from operations that the Company derived from various sources during each of the last three fiscal years.

               REVENUE DERIVED FROM KEY PRODUCTS AND SERVICES (%)

                                         2000    1999  1998
                                         -----   ----  ----
Market information databases.........       70     65    62
Software licenses....................        2      3     3
Software maintenance agreements......        3      3     4
Other services.......................       25     29    31
                                         -----   ----  ----
                                           100    100   100

     Described below are the computer applications software, information databases and other services currently provided by the Company.

Convenience Retailing Segment

     Until 1995, the Company's primary convenience retailing applications software was the mainframe computer-based Retail Planning System(R) ("RPS"). See "Product Development" for discussion of major enhancements of RPS commercially released beginning in fiscal year 1995 as the Capital Planning System ("CAPS(R)"). Long-term capital investment and retail operational issues were thereafter addressed using CAPS. This software was replaced with the Retail Explorer ("REX(TM)") software, the initial version of which was released in the U.S. in September 1999. REX versions were released in all MPSI service regions, except Japan, by September 30, 2001. REX allows clients to maximize their investment planning in the areas of (1) new retail site location where the system provides an objective measure for comparing available sites based on competition and convenience to demand, (2) identification of outlets to divest where the system isolates and evaluates client locations that have poor performance, (3) identification of outlets to be rebuilt by identifying sales potential to be realized by remodeling or reformatting specified outlets and (4) assessing multiple profit centers by forecasting the potential benefits of retailing complementary products and services.

     Software licensing agreements for the RPS, CAPS and REX software (including ancillary products) generally have multi-year (primarily five-year agreements), noncancellable terms. These agreements offer the client an installment payment option requiring a payment upon execution and annual payments on the succeeding anniversary dates of the agreement. The software can be used by the client for a particular industry (such as petroleum) and a particular geographic market (such as Japan). The Company's software license agreements contain broad restrictions on the use and disclosure of the software by the client. See "Trademarks, Copyrights, and Licenses" below. Modifying the software typically involves changes in the weighting of various supply and demand factors or the addition of a new factor as the result of changes in the marketplace.

     MPSI provides full maintenance (postcontract customer support) services for the RPS, CAPS and REX software and, where necessary, training of and consultation with client staff. Software licenses, maintenance and optional consulting services are set out separately in each multi-year license agreement. These agreements state that any company-sponsored modification to the software during the postcontract customer support period will be provided to the client at no additional cost. Prices for these software products are based upon formulas which address geographical boundaries, population, number of automobiles and other factors.

Information Databases for use with Convenience Retailing Software

     The Company also constructs customized market study databases that are the primary informational sources used by the retail planning and pricing software. The database construction process involves acquisition of geographic digitized mapping, traffic counts, and demographic demand data from governmental agencies or independent suppliers, on-site survey of retail outlet supply information by MPSI personnel or contract surveyors, collation of all demographic demand and supply information into specified data layout, data editing and quality control checking, and preparation of the client-specific deliverables. Separate contracts govern each database order by a client and generally require advance payments ranging from 35 percent to 70 percent of the total sales value. The amount of the required prepayment is determined principally by the client's delivery requirements. There is no retainage provision relative to these production-type contracts. These databases are arranged and presented in several types of studies.

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

          Market Area Studies ("MAS"). These studies are similar to the multi-year studies except they may contain client-specific information and are therefore sold only to a single client. They generally carry a higher price than a multi-year study of the same market. Portions of the demographic data can generally be used as a major part of other studies in the same market for clients in the same or comparable retail industries.

          Mini-Market Area Studies. These studies are similar to the MAS except the area studied does not contain more than 75 outlets. Likewise, the accompanying study deliverables are scaled down.

          Single Site Studies. These studies are used to evaluate market conditions or the effects of various operating decisions at a specific location within a specified geographic area.

     Licensed software clients generally use the PC-based software (as discussed hereinafter) on laptop or desktop computers but may also utilize the models in workstation environments to facilitate multi-user access. For this type of activity, clients may utilize the retail planning software and information databases on their own computer facilities, may dial in to MPSI's computers and use the software interactively (subject to certain usage restrictions), or may elect to have MPSI run tactics (that is, pose "what if" questions) on MPSI's computers. In cases where software is installed on client computers, the Company charges for installation of the software and training the client's personnel. A client may then run unlimited tactics on its own equipment. If tactics are run on the Company's computers, the client pays a fee per tactic. Clients who have entered into long-term user agreements are entitled to discounts on databases and on tactics or support services. The Company also provides consulting services to its convenience retailing clients which include specialized data acquisitions (e.g., consumer research); competitive analyses to identify key competitors; brand value assessment; market entry/exit strategies; and litigation support.

Pricing Segment

     Pricing software is generally licensed on a perpetual basis for each retail outlet utilizing the software. Revenue on these perpetual licenses is recognized upon delivery to the client. The contracts provide that subsequent upgrades will be provided as MPSI determines them to be necessary for a given geographic region and the client will receive such upgrades upon payment for the enhanced modules, albeit at a discount for licensed users. Post-installation maintenance and support services are offered to clients through separate optional agreements. Revenue associated with annual maintenance agreements is recognized ratably over the life of the agreement (generally one year). Revenue recognition on support services, such as training, is recognized as completed.

     In the pricing segment, MPSI offers decision support software to meet several client planning needs. Price Zones(TM) software ("PZS") allows a client to establish different pricing zones within major markets relative to supplying its dealer networks with petrol fuels. Price Volume Optimizer ("PVO"(R)) allows a client to react to competitive price changes on a daily basis at the individual outlet level in order to set prices for the ultimate consumer. MPSI's newest product, the StreetBack Pricing(TM) ("SBP") system incorporates Price Zone methodology in order to group outlets for the purpose of identifying competition. Once competition is identified, the client selects representative outlets for price tracking surveys and then formats that pricing data into a data set to feed the SBP software. Based on competitive factors and the client's desired margins by product, SBP determines the price at which desired sales volume to the dealers can be achieved. During fiscal year 2001, MPSI replaced PVO with a significantly enhanced product, PriceIt! Pro(TM).

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

DataMetrix(R) Segment - Generic Information Databases

     During fiscal year 1999, MPSI began the development of a new suite of GIS database products with the formation of its new DataMetrix segment. This suite of market information data products contains many of the data components inherent in MPSI's traditional market study databases, but is designed to go significantly beyond those traditional products in the scope of geographic coverage. MPSI initially concentrated development on a national database for the U.S. This initiative was undertaken in an effort to (a) leverage the customized data sets the Company already has available in major markets by repackaging them with other information into a data product which will be amenable in both price and content to a broader segment of the Company's traditional petroleum-oriented convenience retailing target market, and (b) allow the Company to attract customers in other industries who may also be retail oriented. Due to disappointing results from this unit and its failure to achieve critical mass on a stand-alone basis, the unit was significantly downsized and absorbed in a new "Business Development" initiative in fiscal 2001. MPSI continues to market certain products under the DataMetrix brand.

      The principal DataMetrix product offered is StreetMetrixPlus(TM), which encompasses the entire U.S. and contains, among other things, the major road network, consumer demographics, automobile traffic counts, and key topographical features. The basic geophysical information required by a spatially oriented business client is contained in this database. If a client only wants the traffic information or the geophysical information, they can obtain a subset of StreetMetrixPlus. Should a customer be involved in petroleum or convenience retailing, an add-on data set called PointMetrix(TM) gives them geocoded and plotted information about existing petroleum retail outlets and convenience stores in major markets. Late in fiscal 2000, MPSI released an interactive Internet product, SiteMetrix Plus, which allows subscribers to customize a geographic area of interest (state, county, trade area, etc.) and obtain detailed road network, demographic, traffic and retail outlet information anywhere in the U.S. Revenue is recognized on these products ratably over the life of the subscription.

COMPETITION

     Since its inception in 1970 the Company has provided comprehensive applications software and database systems, primarily to the retail petroleum industry, and currently has more than 139 clients in 76 countries. There has recently been a worldwide trend toward competitive product development of this type due to the availability of computer resources and acceptance of retail modeling theory. The Company believes its competition lies in two areas: first, in the information technology and market research staffs of petroleum companies or potential customers who develop and manage their own software and data; and second, in consulting firms and data companies which compete for portions of the Company's business.

     The Company has found that the market research staffs of some large petroleum companies, supported by their internal IT groups, continue to concentrate on in-house data gathering and customized site selection methods, while other companies with more limited resources must consider low cost alternatives for obtaining market information. To be successful, MPSI must overcome the desire of its customers for total control on the one hand and cost sensitivity on the other. It has been MPSI's experience that clients often encounter substantial cost barriers relative to internally-developed systems. Without the economies of scale, data gathering expertise and modeling sophistication that MPSI has obtained during its 30-year existence, clients often find that systems developed in house may be more customized to their particular situation and may appear to cost less to develop initially (i.e., incremental pricing methods do not generally include costs of their internal development personnel), but are expensive to maintain given changing market conditions, require market information with an inherent degree of accuracy which is difficult to obtain with internal resources, and the results of such systems do not justify the associated costs and effort. Additionally, as clients or potential clients struggle to manage operating costs and consider outsourcing certain activities where economically feasible, the capabilities of companies like MPSI offer an attractive alternative to internal systems.

     Because of the trend in large companies to outsource certain functions and because of the growth in business consulting generally, independent consulting and research companies have challenged certain products the Company offers such as demographic data collection, geographic databases, retail outlet surveys, retail consulting, pricing applications, and single site studies. Occasionally, such consultants are engaged to develop a proprietary internal model for their clients. Often competitive services of this type are offered by independent consultants as part of a larger consulting project wherein pricing for the retail planning segment can be very competitive with MPSI's pricing. Certain of such companies are offering computerized tools and services which, the Company believes, are not as sophisticated as MPSI products but may be attractive to customers willing to sacrifice accuracy for a lower cost solution to their business needs.

     The Company believes it competes with the internal solution and the external consulting firms by providing generic, high-quality, sophisticated software and reliable, accurate databases at a reasonable cost. MPSI further believes its historical expertise and success in the areas of volume projections and retail network planning provide a substantial barrier to entry for competitors in the petroleum and convenience retailing sectors. Further, MPSI's maintenance programs and its service to multiple clients in multiple geography result in products that reflect the most up-to-date decision support methodologies and market information available. The Company attributes its ability to provide these quality products and services to the expertise and experience of its personnel.

     By focusing on PC-oriented products and services, the Company believes it is also well positioned to challenge "lower cost competitors." New data collection techniques, implemented in late 1999, allows more timely and regular updating of market data using handheld data collection technology and PC-based data transmission and delivery technology. These processes have reduced MPSI's data collection costs relative to market studies and thereby allowed the Company to leverage data already collected or to collect custom data for clients who may not require full market study information.

     In addition to addressing low-cost competitors, MPSI regularly evaluates potential strategic alliances with independent companies who will allow MPSI to offer a wider variety of integrated products and/or provide a wider product distribution system. The target firms are those who service industries in which MPSI has historical expertise (e.g., petroleum, government/postal, and banking). Such alliances can also provide MPSI the opportunity to sub-contract portions of larger consulting projects thereby establishing MPSI's credibility with the client and allowing interface with customer personnel who are potentially valuable sales contacts for future business. As an integrated service provider and trusted advisor that can draw on both its own resources and also bring to bear specific expertise of its business partners to meet a client's needs for a variety of retail decision support information and services, MPSI can combat both the small competitor's pricing pressure (because the client can identify the added value of MPSI's multi-purpose data and software as compared to the individual product or service pricing by a competitor) and the larger consulting firm's encroachment on retail business segments (by offering particular industry expertise and a proven track record in our retail planning niche which the larger firms cannot equal).

BACKLOG

     The Company's September 30, 2000 and 1999 backlog consisted principally of orders for market information databases (2000 -- $8,219,000, 1999 -- $9,287,000) and multi-year commitments by customers for software and maintenance services (2000 -- $1,451,000, 1999 -- $1,763,000). The Company expects that the market information databases in backlog at September 30, 2000 will be recognized in fiscal year revenues as follows: 2001 -- $2,764,000, 2002 -- $3,131,000, 2003 --
$626,000, 2004 -- $1,385,000, and 2005 -- $313,000. Maintenance and support services in backlog are the result of noncancelable client contractual obligations to purchase support services generally over periods of three to five years. Such revenues will be recognized, and backlog accordingly reduced, on a ratable basis over the life of each underlying agreement. Of the aggregate software and maintenance backlog at September 30, 2000, future fiscal year revenues are expected to be recognized as follows: 2001 -- $587,000, 2002 -- $417,000, 2003 -- $180,000, 2004 -- $176,000, 2005 -- $82,000 and beyond --
$9,000.

EMPLOYEES

     As of September 30, 2000, the Company employed 153 people, including 125 in the convenience retail segment, 21 in the DataMetrix segment, and 7 in the pricing segment. Of the total employees, there are 58 in marketing (which includes sales and client services); 31 in research and development (which includes software development and system support); 46 in database analysis, consulting, and production; and 18 in management, administration, and finance. Of these, 129 are employed in the United States and 24 are employed in foreign countries. In October 2000, MPSI completed its multi-phase reduction in force with the release of twenty additional staff, primarily in the DataMetrix and database production groups.

PRODUCT DEVELOPMENT

     MPSI's product development cycle consists of four primary stages. During the product specification phase the Company identifies the initial requirements of the software, determines the functional requirements and begins the initial design. During this stage, the Company sets forth the database requirements as well as the hardware, operating systems, third-party imbedded software and general functional requirements. From this information a business plan, conceptual prototype and a project plan are developed. The prototypes developed during this stage are not fully functional prototypes, but are designed to present the "look and feel" of the end product. Upon completion of this phase, the Company has generally completed a detailed program design and, accordingly, established the technological feasibility of the project. Following the product specification phase, the project enters the build phase where actual software programming takes place. Once coding is complete, the project enters the quality assurance phase which encompasses various internal systems testing and user acceptance testing. Once testing is complete, the project enters the implementation phase where hardware and software installation procedures and user documentation are finalized.

     Software development costs incurred prior to completion of the detailed program design are expensed as research and development costs. Costs incurred during the build, quality assurance and implementation phases are generally capitalized. At the point where the software product is ready for general release to the customers, capitalization of costs ceases.

     Over the last five years, the major development efforts of the Company have been directed toward (1) enhancement of retail planning products in order to extend petroleum utilization around the world, (2) portation of the software to a variety of workstation/PC platforms, and (3) incorporation of internally developed or third-party software in order to enhance the user interface, speed and efficiency of this software.

     From 1994 until 1999, the CAPS software and related databases were the premier MPSI product set. The CAPS software for North America was released in January 1995, and from that time until 1999, MPSI had developed and released CAPS and PVO so that those products were capable of serving all MPSI operating regions. In 1999, MPSI began to replace CAPS with new REX technology. In fiscal 2000, the Company began to develop PriceIt! Pro to replace PVO.

     Management extended the September 1999 roll out of the North American REX to encompass all MPSI service regions, except Japan, during 2001. Implicit in the REX design is (1) less expensive and less complex client deliverables, (2) modular architecture which will yield maximum flexibility for interface with existing client technology and maximum flexibility for MPSI to apply its technology to industries other than retail petroleum, (3) a substantially reduced data requirement thereby significantly reducing data gathering costs,
(4) a higher degree of predictive accuracy in geographic areas of sparse housing density (high transient areas) and (5) improved predictive capabilities with respect to convenience stores. At September 30, 2000, the Company had capitalized approximately $463,000 of development costs related to the U.S. version of REX. The Company has internally funded the development of REX. However, additional development costs which may be associated with utilization of this new technology to service industries other than retail petroleum may require external funding.

     The initial commercial version of PVO was completed in August of 1995 with Price Zones following the next year. These products represent a continuing opportunity for MPSI to leverage its retail data warehouse and allows the Company to expand its services to other management units within our clients' retail groups. Although acceptance of this new price-prediction technology was slow initially, the pricing segment was profitable in 1998, and enjoyed revenue growth and profitability through fiscal year 1999. Results fell off in fiscal 2000 as client mergers began to slow new business prospects. During fiscal 1999, MPSI developed two spin-off products from PVO -- PriceIt that will take this technology to the smaller user and is potentially the first Internet pricing offering by MPSI, and StreetBack Pricing software for petroleum franchisee pricing. These products contributed to geographic expansion of pricing users in 2000, but revenue was flat in 2000, and, as a result of increased costs associated with market penetration initiatives, operating income declined.

     In addition to the enhancements to retail planning and pricing product lines noted above, the Company has undertaken development of two new products aimed at (a) expanding usage of retail modeling within the petroleum industry by smaller customers, and (b) positioning the Company to begin penetrating retail-oriented industries other than petroleum. In February 1999, the Company acquired exclusive rights to market the most recent retail/customer analysis software product developed by Dr. David Huff. This new data mining tool allows clients to analyze customer segments for target marketing, product segmentation and a variety of other merchandising purposes. The first commercial roll out of the Huff Market Area Planner software product ("Huff") took place in mid-2000. The Company has also formed the DataMetrix business segment, whose primary mission is to develop and market a suite of U.S.-market data products. These products include road networks, traffic density, demographic and retail outlet characteristics, which should allow clients in a variety of industries to evaluate competition, analyze consumers and plan retail spending. Initial versions of the data products were commercially available in July 1999, but with the release of version 2.0 in January 2000, the Company was better positioned versus data competitors. However, the unit's failure to achieve critical mass ultimately led management to significantly reduce the staff and cost structure of the unit.

     Management committed resources in fiscal 2000 to development of certain software and data products for use and/or delivery via the Internet. This initiative should allow the Company to reach a much broader client base and reduce product development and support costs in future periods.

     During the years ended September 30, 2000, 1999, and 1998, the Company spent $2,467, 000, $3,101,000, and $2,282,000, respectively, on research and development, product support, enhancement of new products, and the maintenance of existing products. The amounts spent on research and development were primarily Company sponsored, meaning there was no material amount of direct recoupment of expenses from clients.

TRADEMARKS, COPYRIGHTS, AND LICENSES

     The Company holds a number of trademarks, some of which are registered at the U.S. Patent and Trademark Office. To date, registrations have been sought only in the United States and Mexico. Set forth below are the Company's trademarks and final filing dates required to renew trademark status.

                                            STATUS OF
                 PRODUCT                       MARK              EXPIRATION             COUNTRY
---------------------------------------     ----------           ----------             -------
MPSI's Site Evaluation System..........     Registered         October 25, 2001           U.S.
MPSI and Design........................     Registered         February 5, 2002       U.S. / Mexico
MPSI...................................     Registered         January 29, 2002       U.S. / Mexico
MPSI's OPS.............................     Registered         November 9, 2004           U.S.
Retail Planning System.................     Registered           August 7, 2005           U.S.
Location Volume........................     Registered            July 23, 2006           U.S.
Facility/Location Volume...............     Registered        February 11, 2007           U.S.
MPSI's CAPS............................     Registered        November 12, 2007       U.S. / Mexico
MPSI Systems...........................     Registered                      N/A          Mexico
Capital Planning Systems...............     Registered                      N/A          Mexico
Retail Explorer........................     Trademark         Common Law Rights           U.S.

PVO....................................     Registered            April 2, 2006           U.S.
Price Volume Optimizer.................     Registered        February 11, 2007           U.S.
PriceIt!...............................     Trademark         Common Law Rights           U.S.
PriceTracker...........................     Trademark         Common Law Rights           U.S.
PriceIt! Pro...........................     Trademark         Common Law Rights           U.S.
Price Zones............................     Trademark         Common Law Rights           U.S.
StreetBack Pricing.....................     Trademark         Common Law Rights           U.S.

DataMetrix.............................     Registered        November 13, 2010           U.S.
StreetMetrix...........................     Trademark         Common Law Rights           U.S.
StreetMetrixPlus.......................     Trademark         Common Law Rights           U.S.
TrafficMetrix..........................     Trademark         Common Law Rights           U.S.

     The Company does not hold any patents or registered copyrights. The Company's long-term software license agreements require customer acknowledgment of the proprietary nature of the Company's software. The Company relies on these agreements, together with trade secret laws, internal nondisclosure safeguards, and international treaties, to protect its products. To date, the Company has had no indication of any material breach in the security of its products. Should a material breach in the security of the Company's software products occur, it might have the impact of reducing the current barriers to entry for competitors and thus adversely affect long-term results of Company operations. The Company's modeling methodology, mathematical modeling algorithms and data gathering processes have been developed over an extensive period of time and would, in the absence of a material breach in the security, require potential competitors a substantial period of time to duplicate. Even in the event that a material breach did occur, such as a reverse engineering of an MPSI software product, the Company believes that because of the annual change in technology, the retail markets served, and the regular software upgrades potentially associated therewith, such breach would not result in a material adverse effect on the Company's short-term business because new versions of its products would likely reduce the competitive value of older versions breached by potential competitors.

ITEM 2. PROPERTIES

     All office facilities are leased, including the headquarters lease that expires in June 2003. The Company's principal facility and corporate headquarters in Tulsa, Oklahoma (56,000 square feet) is the primary location for software development and market study production. The Bristol, England facility encompasses 500 square feet, and the Rio de Janeiro, Brazil office encompasses 1,500 square feet. Both foreign offices do single site and special project work in addition to their primary marketing role. Regional sales offices in Singapore; Johannesburg, South Africa; Tokyo, Japan; Bangkok, Thailand; and Seoul, South Korea remained the Company's principal client liaison facilities in those areas at September 30, 2000. Management believes that the various facilities are properly sized to meet anticipated business levels.

ITEM 3. LEGAL PROCEEDINGS

         There are no material pending legal proceedings at September 30, 2000 which meet the criteria for disclosure under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 28, 2000, MPSI held its Annual Meeting of Stockholders in Tulsa, Oklahoma. At the close of business on the record date of August 18, 2000, the Company had 2,911,783 shares of Common Stock outstanding and entitled to vote. Approximately 2.3 million shares were represented at this meeting in person or by proxy constituting the required quorum for the meeting. There were two proposals presented at this meeting: (1) Election of the six incumbent Directors, and (2) ratification of the appointment of Ernst & Young LLP as the Company's independent auditors. Both proposals were approved by a majority of the stockholders.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


The Company's Common Stock was listed on The NASDAQ SmallCap Market tier of The Nasdaq Market (hereafter NASDAQ) until February 22, 2001. Nasdaq advised the registrant on January 17, 2001 that it would de-list the registrant's securities from The Nasdaq Stock Market on January 26, 2001 unless the registrant filed its annual report on Form 10-K for the year ended September 30, 2000 on or before January 25, 2001. As the registrant intended to file its September 30, 2000 Form 10-K upon securing an alternative credit facility, the registrant filed an appeal with Nasdaq, but was unable to file the document with the SEC in time to avoid being de-listed. Accordingly, effective close of business February 22, 2001, MPSI's stock was de-listed from The Nasdaq Stock Market and subsequently trades Over the Counter on Pink Sheets. The subsequent Form 10-Q's for the quarters ended December 31, 2000, March 31, 2001, and June 30, 2001 were also not filed on a timely basis due to the continuing banking uncertainty. See
Note 5 to the Consolidated Financial Statements.

     Information in the table below reflects the high and low sales prices reported by NASDAQ.

                                                                  LOW         HIGH
                                                                 -----        -----
Fiscal 1999
  First Quarter Ended December 31, 1998 ..............            0.88         3.00
  Second Quarter Ended March 31 ......................            1.38         3.56
  Third Quarter Ended June 30 ........................            1.38         3.00
  Fourth Quarter Ended September 30  .................            2.38         2.88

Fiscal 2000
  First Quarter Ended December 31, 1999 ..............            1.06         3.25
  Second Quarter Ended March 31 ......................            1.81         5.69
  Third Quarter Ended June 30 ........................            1.16         3.06
  Fourth Quarter Ended September 30  .................            1.19         2.31

     The 2,911,783 shares of Common Stock outstanding at September 30, 2000, were held by 892 stockholders of record. At that date, an additional 168,000 shares were subject to options to purchase Common Stock (See Note 8 to the Consolidated Financial Statements). The per share bid and offer price on September 30, 2000, was $1.81. Common Stock that could be sold pursuant to Rule 144 under the 1933 Act totals 1,674,000 shares as of September 30, 2000.

     The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since its inception.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------------------------------------------------
                                                         2000             1999           1998           1997           1996
                                                     ------------    ------------   ------------    ------------   ------------
OPERATING DATA:
Revenues .........................................   $     18,283    $     19,332   $     19,101    $     23,438   $     21,745
Net income (loss) ................................           (267)             87         (1,499)          1,103           (623)

Per share:
   Basic income (loss) per common share ..........   $       (.09)   $        .03   $       (.53)   $        .39   $       (.23)
   Weighted average common shares outstanding ....          2,886           2,849          2,844           2,798          2,756
   Diluted income (loss) per common and common
        equivalent share .........................   $       (.09)   $        .03   $       (.53)   $        .39   $       (.23)
   Weighted average shares of common stock and
        dilutive common stock equivalents
         outstanding .............................          2,886           2,894          2,844           2,820          2,756


BALANCE SHEET DATA:
Total assets .....................................   $      9,603    $     10,518   $      9,490    $     11,638   $     10,319
Noncurrent deferred revenue ......................            712           1,146          1,346           1,634          1,342
Noncurrent deferred income taxes .................            121              86             86             442             98
Other noncurrent liabilities .....................             96             133            172              37             79


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth (in thousands), for the periods indicated, certain items in the consolidated statements of operations.

                                                           YEAR ENDED SEPTEMBER 30
                                                -----------------------------------------------
                                                     2000             1999             1998
                                                -------------    -------------    -------------
Revenues ....................................   $      18,283    $      19,332    $      19,101
Cost of sales ...............................           7,542            8,245            8,796
                                                -------------    -------------    -------------
  Gross profit ..............................          10,741           11,087           10,305
                                                -------------    -------------    -------------
Operating expenses:
  General and administrative ................           3,653            3,184            3,312
  Marketing and client services .............           5,925            6,235            6,773
  Research and development ..................           1,189            1,216            1,888
                                                -------------    -------------    -------------
          Total operating expenses ..........          10,767           10,635           11,973
                                                -------------    -------------    -------------
Operating income (loss) .....................             (26)             452           (1,668)
Other income (expense), net .................             (53)             (58)             (30)
                                                -------------    -------------    -------------
Income (loss)  before income taxes ..........             (79)             394           (1,698)
Income taxes ................................             188              307             (199)
                                                -------------    -------------    -------------
Net income (loss) ...........................   $        (267)   $          87    $      (1,499)
                                                =============    =============    =============

RESULTS OF OPERATIONS

         CONSOLIDATED OPERATIONS. MPSI reported a net loss of $267,000 or $.09 per share for fiscal year 2000 compared with net income of $87,000 or $.03 per share in fiscal year 1999 and a loss of $1,499,000 or $.53 per share in fiscal year 1998. The trend of consolidated revenues has been impacted by reductions in retail database prices to meet competition and disruptions of order patterns due to mergers involving several of MPSI's most significant petroleum industry customers. From a positive perspective, however, management is pleased with the increased interest generated by the late 1999 release of the new Retail
Explorer ("REX") software modeling technology in the U.S. market. The implementation of new database production processes in association with that new technology has allowed the Company to reduce its U.S. operating costs as discussed hereafter.

         The Company presently operates in three business segments. Due to the reduced postal activity and overlapping skill sets, the previous Postal and DataMetrix segments were combined during fiscal year 2000. Generally, MPSI has experienced solid performance in the Convenience Retailing segment of its business (traditional core operations), which accounts for more than 80% of consolidated revenues in fiscal years 2000, 1999, and 1998. The Company's Pricing segment, dedicated to retail pricing products and services, was profitable in fiscal 2000 despite a decline in revenue. The positive results from these two divisions in 2000 and 1999 are masked in the consolidated results by the significant start-up losses incurred in the DataMetrix segment since its operations began early in fiscal year 1999. Set forth below is supplemental information concerning the operations of the indicated business segments.

         CONVENIENCE RETAILING SEGMENT. This segment accounted for revenues of $15,337,000, $16,372,000 and $17,326,000 in fiscal years 2000, 1999 and 1998, respectively. Corresponding operating income (loss) was $1,907,000, $1,170,000 and ($1,340,000). The 1998 operating results were attributable in large measure to the significant economic uncertainties in the Pacific Rim, which generally accounts for 30% - 40% of consolidated convenience retailing revenue.

         Fiscal year 2000 convenience retailing revenues, and to a lesser extent, revenues in the last half of fiscal year 1999 as well, were negatively impacted by (1) price reductions of 20% - 40% for certain products in certain operating regions, (2) market turmoil in Japan where retail petroleum deregulation has slowed the pace of retail network development, (3) merger activity involving several of MPSI's major clients, and (4) off-year effects of the "every-other-year" cycles for market studies by certain clients in Southeast Asia, Europe and South America. Management estimates that the price decreases in fiscal year 1999 negatively affected convenience retailing revenues by less than 5% but had an estimated 10% (approximately $1.5 million) negative impact in fiscal year 2000. Management believes that with these price adjustments, the competitive threat based on price has been effectively neutralized. As a result of market uncertainties caused by Japanese deregulation, MPSI's revenues from traditional Japanese clients were approximately $1 million lower in fiscal year 2000. Since the Company generally experiences relatively high gross margins on Japanese database work because of the consistent multi-client studies, this issue also had the effect of lowering gross profit margins on Japanese work by about 5%. Cyclical study cycles negatively impacted fiscal 2000 revenues by approximately $1.5 million.

         Despite pricing pressures, regulatory turmoil and merger activities, MPSI was able to minimize the revenue downturn in fiscal 2000 compared with 1999 and 1998 in large part because of the positive reception afforded the release of our REX modeling software in North America (September 1999). Management estimates that North American market study volume increased by approximately 70% in response to its new technology. Increased multi-client studies combined with implementation of new, more efficient production processes associated with REX-oriented database delivery helped increase the gross margin on North American databases by over 100% in fiscal year 2000. During North American implementation and in contemplation of similar benefit, as REX was rolled out globally, the Company was able to reduce staff by approximately 30%. The global roll out of REX began in August 2000 for Latin American customers and was completed for all MPSI operating regions, except Japan, during fiscal 2001. While MPSI shared a portion of these benefits with its customers (see pricing adjustments discussed above), management contemplates improved profitability from foreign operations similar to the improvement experienced in North America.

         PRICING SEGMENT. MPSI experienced a leveling off of revenue from its suite of retail pricing products during fiscal 2000. The Company reported revenues of $2,208,000, $2,248,000 and $1,524,000 for fiscal years 2000, 1999 and 1998, respectively. The Company began to experience sales and technical resource constraints in fiscal year 2000 which management believes may have slowed revenue growth. Due to adverse operational and cash flow concerns with the DataMetrix segment (see below), MPSI was not able to add staff to the pricing unit in fiscal year 2000. The nominal revenue decline compared with 1999 was affected by timing of client technology tests and the relatively long sales cycle associated with these products. The increased fiscal 1999 revenue compared with 1998 was the result of market penetration with new pricing software products.

         DATAMETRIX SEGMENT. In fiscal 1998, MPSI formed a separate wholly-owned subsidiary, DataMetrix Inc., whose mission was to leverage MPSI's substantial data warehouse and modeling competency. The unit was to target non-traditional customers in industries other than the core petroleum-oriented convenience retail niche of the Company. Fiscal 1998 results reflect initial market penetration with a small start-up staff. The Company committed significant resources to complete the initial product development during fiscal year 1999 wherein DataMetrix incurred an operating loss of $1,169,000. In fiscal year 2000, the focus was on development of brand recognition and marketing, including the release of an interactive Internet product wherein a customer can obtain a wealth of retail information about virtually any size of geographic unit (city, county, trade area). Although fiscal 2000 revenues increased compared with 1999, the unit incurred an operating loss of $2,047,000 and had still not reached critical mass. The results in fiscal 1999 and 2000 mask the otherwise positive performance of MPSI's traditional core activities. Subsequent to September 30, 2000, in recognition that MPSI could not continue to internally fund operating losses of this magnitude, management substantially reduced the staff and cost structure of the unit. Although the DataMetrix brand is perpetuated, the previously stand-alone unit was absorbed into a new Business Development segment in fiscal 2001, and support staff were significantly reduced.

         CONSOLIDATED OPERATING EXPENSES. Consolidated operating costs were $11,969,000, $12,441,000 and $12,174,000 in fiscal years 2000, 1999 and 1998, respectively (including all capitalized development costs of $1,202,000, $1,806,000 and $201,000).

         General and administrative expenses increased $469,000 as compared to 1999 principally as the result of severance costs associated with reductions in workforce that occurred throughout fiscal year 2000. The efficiencies gained through implementation of the new REX technology database production allowed MPSI to reduce staff by approximately 30% (although the net change in headcount is lower due to hiring of new technical and sales personnel in other functional departments). Administrative costs in 1999 decreased $128,000 compared with 1998 principally due to corporate moving costs that were reflected in 1998.

         Consolidated marketing and client service expenses declined $310,000 and $538,000 in fiscal years 2000 and 1999, respectively, as compared with applicable preceding years. The reduction of costs in fiscal year 2000 was principally due to downsizing of DataMetrix. The net cost decrease in 1999 compared with 1998 was attributable to lower staffing, travel and office overhead costs (approximately $1,030,000) in the convenience retailing segment, offset by $888,000 of costs associated with new sales infrastructure in the DataMetrix segment. An additional component of the decrease in consolidated marketing expenses was approximately $396,000 attributable to cost reductions and efficiencies after start up in the pricing and postal segments.

         Consolidated research and development costs (including amounts capitalized for product development as discussed under Financial Condition and Liquidity below) were approximately $631,000 lower in fiscal year 2000 than in 1999. This was principally attributable to the completion of DataMetrix product development in December 1999 (first quarter of fiscal 2000) at an aggregate incremental cost of $400,000 compared with $800,000 incurred from such activities in fiscal 1999. The $800,000 costs in 1999 reflects new development staff and related costs in the DataMetrix unit dedicated to initial development of the U.S. geographic database and accounts for most of the $933,000 (45%) increase in development costs compared with 1998.

         OTHER INCOME AND EXPENSES. The fiscal year decrease of $5,000 in these categories compared with 1999, while immaterial on a net basis, reflects two significant opposing fluctuations. The Company incurred $171,000 more interest expense in fiscal 2000 due to carrying higher debt balances throughout the fiscal year, mainly to fund the operating losses of the DataMetrix unit. Offsetting these expenses was a $337,000 higher net exchange gain in fiscal 2000 as compared to fiscal 1999 principally due to the closure of the Australian office and the related reporting of accumulated translation adjustments in other income. Other exchange gains/losses result from the fact that MPSI denominates some transactions in currencies other than the U.S. dollar to accommodate clients in certain markets (principally denominated in Japanese Yen, Singapore dollars or British Pounds). The Company limits the number of contracts denominated in foreign currencies.

         INCOME TAXES. Income taxes decreased $119,000 in fiscal 2000 compared with 1999 principally because of (1) a decline in pretax earnings, (2) lower foreign income tax withholding at the source by clients making remittances to the U.S., which were offset by an increase in non-deductible foreign losses, and
(3) the settlement of an IRS exam during fiscal 2000 for an amount less than was previously provided. Income taxes for fiscal 1999 increased $506,000 over those in 1998 primarily because of higher foreign tax withheld at the source by remitting customers.

FINANCIAL CONDITION AND LIQUIDITY

         LIQUIDITY. Working capital of $113,000 at September 30, 2000 was down slightly when compared to the $259,000 amount at September 30, 1999. Despite the cash drain from the DataMetrix start-up activities, the Company was able to generate increased cash flow from operations by $315,000 (30%) compared with fiscal year 1999. This is largely due to the strength of core convenience retailing activities associated with the new REX technology. When combined with the lower expenditures on both fixed assets and capitalized product development (combined decline of $907,000 versus fiscal year 1999), the cash flow from operations in combination with additional borrowing under the Company's revolving credit agreement helped fund the DataMetrix unit and the build-up of cash reserves which increased $580,000.

         EXTERNAL FINANCING. In June 2000, the Company's principal bank, Bank of America, announced its internal plans to substantially reduce its lending exposures in certain industries and to certain customer categories. MPSI fell within the criteria and, accordingly, was notified effective June 30, 2000 that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to effect a change. Subsequent to that notice, MPSI has diligently worked this issue on two fronts:
(1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance has been steadily reduced from $2,000,000 at September 30, 2000 to $900,000 at September 30, 2001 as a result of (1) cash generated from operations, (2) installment payments received on long-term software license agreements (where revenue had been recognized in previous years), and (3) lower capital software development costs following the release of REX globally in the first half of fiscal 2001. The pay downs have continually pressured MPSI's operating liquidity and prevented accumulation of additional cash reserves even though the Company had generated positive cash flow from operations of more than $1.9 million in fiscal 2001. Largely on the basis of the Company's diligent efforts at liquidation, Bank of America has granted extensions of the credit maturity effective October 2000, January 2001, April 2001, May 2001 and October 2001. With each extension, except October 2001, the Bank also waived the $3,500,000 minimum net worth covenant requirement with which the Company had not been in compliance. The latest extension by Bank of America, effective January 6, 2002, was granted concurrent with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. See Note 5 to the consolidated financial statements for further information about the extension. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the minimum net worth covenant, with which the Company had not been in compliance, down to $1.7 million.

         In the absence of an alternative banking solution that provided some measure of working capital draw capability, MPSI had to deal with peaks and valleys in cash flow by adjusting payments to suppliers and other creditors. On occasion during 2001, this situation caused the Company to fall behind with timely payment of payroll taxes, 401(k) matching contributions and some operational overheads such as insurance premiums. Thus far, MPSI has been able to manage these situations satisfactorily such that no significant exposure or loss of critical suppliers has resulted. Additionally, as of the date of the latest extension by the bank, the Company had significantly improved the payment timing to its suppliers and other creditors. Management expects that cash flow from operations will be sufficient to meet operating requirements and liquidate the remaining bank debt in fiscal 2002. However, if the Company is unable to maintain the minimum net worth covenant or to maintain an adequate collateral level as determined through a defined borrowing base computation, the bank could call the note before its maturity date. The bank has not taken such action to date. If this were to occur, the Company may not have sufficient cash to repay the note requiring management to take such actions as delaying payments to suppliers or reducing operating expenditures. Such actions, if necessary, could have an adverse effect on the Company's operations or financial condition. Management will continue to seek cost-effective alternate financing sources, not only as a means of accelerating liquidation of the current note, but also to provide back-up working capital availability.

         NONCURRENT ASSETS. Expenditures for the acquisition/upgrade of computer equipment were $83,000, down $303,000 when compared with fiscal year 1999. Having made substantial investment in computer systems in prior years, and as a result of the fiscal 2000 reduction in force, the Company is well positioned to meet its operating needs from an equipment standpoint.

         Capitalized development costs were $1,202,000 and $1,806,000 in fiscal years 2000 and 1999, respectively. These amounts represent significant annual increases over capitalized development since 1995 and primarily relate to:

     o Initial development of the DataMetrix U.S. geographic and retail database on which the Company spent $400,000 in fiscal 2000 and $800,000 in fiscal 1999.

     o Development of the REX software on which the Company spent $463,000 in fiscal year 2000 and $348,000 in fiscal 1999.

     o Development of new pricing software products in the amount of $109,000 in fiscal 2000 and $16,000 in fiscal 1999.

     o Development of entirely new software for utilization in the internal database production process to parallel the requirements of the REX software at a cost of $107,000 in 2000 and $353,000 in 1999.

         MPSI has historically committed more than $2 million annually to product research and development. Generally development projects will be funded out of operating cash flow.

         BACKLOG. MPSI's backlog of market study projects was $8,219,000 and $9,287,000 at September 30, 2000 and 1999, respectively. This backlog contains a number of recurring studies under multi-year client commitments. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force at a particular point in time may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. An analysis which identifies a declining backlog might erroneously conclude that the Company's business is declining, when in fact it is servicing its customers satisfactorily and can rightfully expect renewed study commitments in the future. Management believes that its backlog continues to indicate substantial commitment to MPSI technology on the part of its customers in spite of the fact that, subsequent to September 30, 2001, MPSI's largest customer notified the Company that it would explore other convenience retailing technology as a possible alternative to MPSI products and services. Of the $4.6 million revenues from that customer in fiscal 2000, $3.2 million relates to such convenience retailing activities.

YEAR 2000

         MPSI has not incurred any substantial expenses in response to Year 2000 issues and does not expect to receive any henceforth. No amounts are presently accrued and no unasserted claims are pending to the Company's knowledge.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate fluctuations as a result of current borrowings under its revolving line of credit with an interest rate of Bank of America prime plus 3% (See Note 5 to the Consolidated Financial Statements included elsewhere herein). The Company believes the fair market value of the revolving line of credit approximates its carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance under the revolving line of credit as of September 30, 2000 would not be material. The Company denominates certain of its transactions in currencies other than the US Dollar to accommodate clients in certain foreign markets. The Company does not utilize derivative financial instruments to hedge its foreign currency or interest rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:                                             PAGE NO.
                                                                               --------
Report of Independent Auditors............................................        18

Consolidated Statements of Operations for the Years Ended September 30,
2000, 1999 and 1998.......................................................        19

Consolidated Balance Sheets at September 30, 2000 and 1999................        20

Consolidated Statements of Cash Flow for the Years Ended September 30,
2000, 1999 and 1998.......................................................        21

Consolidated Statements of Stockholders' Equity - Years Ended
September 30, 2000, 1999 and 1998.........................................        22

Notes to Consolidated Financial Statements................................        23

FINANCIAL STATEMENT SCHEDULE:

Schedule VIII - Valuation and Qualifying Accounts.........................        41

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders MPSI Systems Inc.

     We have audited the accompanying consolidated balance sheets of MPSI Systems Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPSI Systems Inc. and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.




                                                        ERNST & YOUNG LLP


Tulsa, Oklahoma

February 25, 2002

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  YEAR ENDED SEPTEMBER 30,
                                                                       --------------------------------------------
                                                                           2000             1999            1998
                                                                       ------------    ------------    ------------
Revenues:
   Information services and software maintenance ...................   $ 17,968,000    $ 18,772,000    $ 18,563,000
   Software licensing ..............................................        315,000         560,000         538,000
                                                                       ------------    ------------    ------------
       Total revenues ..............................................     18,283,000      19,332,000      19,101,000
                                                                       ------------    ------------    ------------
Cost of sales:
   Information services and software maintenance ...................      7,004,000       8,088,000       8,482,000
   Software licensing (Note 4) .....................................        538,000         157,000         314,000
                                                                       ------------    ------------    ------------
       Total cost of sales .........................................      7,542,000       8,245,000       8,796,000
                                                                       ------------    ------------    ------------
       Gross profit ................................................     10,741,000      11,087,000      10,305,000
Operating expenses:
   General and administrative ......................................      3,653,000       3,184,000       3,312,000
   Marketing and client services ...................................      5,925,000       6,235,000       6,773,000
   Research and development ........................................      1,189,000       1,216,000       1,888,000
                                                                       ------------    ------------    ------------
       Total operating expenses ....................................     10,767,000      10,635,000      11,973,000
                                                                       ------------    ------------    ------------
      Operating income (loss) ......................................        (26,000)        452,000      (1,668,000)
Other income (expense):
   Interest income .................................................        179,000         240,000         292,000
   Interest expense ................................................       (414,000)       (243,000)        (99,000)
   Foreign exchange gains (losses) .................................        280,000         (57,000)       (240,000)
   Other, net ......................................................        (98,000)          2,000          17,000
                                                                       ------------    ------------    ------------
       Income (loss) before income taxes ...........................        (79,000)        394,000      (1,698,000)
Income taxes .......................................................        188,000         307,000        (199,000)
                                                                       ------------    ------------    ------------
       Net income (loss) ...........................................   $   (267,000)   $     87,000    $ (1,499,000)
                                                                       ============    ============    ============

Per share (Note 11):
   Basic and diluted income (loss) per common share ................   $       (.09)   $        .03    $       (.53)



          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  SEPTEMBER 30,
                                                                         ------------------------------
                                                                              2000             1999
                                                                         -------------    -------------
Current assets:
  Cash and cash equivalents ..........................................   $     876,000    $     296,000
  Short-term investments, at cost ....................................           3,000            3,000
  Receivables (Note 2):
     Trade ...........................................................       3,310,000        3,849,000
     Current portion of long-term receivables, net of unamortized
      discount .......................................................       1,266,000        1,307,000
  Work in process inventory ..........................................          47,000          107,000
  Prepayments ........................................................          88,000          137,000
                                                                         -------------    -------------
     Total current assets ............................................       5,590,000        5,699,000
Long-term receivables, net of unamortized discount (Note 2) ..........         912,000        1,756,000
Property and equipment, net (Note 3) .................................       1,046,000          945,000
Capitalized product development costs, net (Note 4) ..................       1,885,000        1,933,000
Other assets .........................................................         170,000          185,000
                                                                         -------------    -------------
     Total assets (Note 5)............................................   $   9,603,000    $  10,518,000
                                                                         =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank  (Note 5) .....................................   $   2,000,000    $   1,575,000
  Accounts payable ...................................................       1,006,000          686,000
  Accrued liabilities (Notes 6 and 8) ................................       1,187,000        1,617,000
  Deferred revenue ...................................................       1,284,000        1,562,000
                                                                         -------------    -------------
     Total current liabilities .......................................       5,477,000        5,440,000
Noncurrent deferred revenue ..........................................         712,000        1,146,000
Noncurrent deferred income taxes (Note 6) ............................         121,000           86,000
Other noncurrent liabilities .........................................          96,000          133,000
                                                                         -------------    -------------
          Total liabilities ..........................................       6,406,000        6,805,000
                                                                         -------------    -------------
Stockholders' equity (Note 8):
  Preferred Stock, $.10 par value, 1,000,000 shares authorized,
     none issued or outstanding ......................................              --               --
  Common Stock, $.05 par value, 20,000,000 shares authorized,
     2,912,000 and 2,849,000 shares issued and outstanding at
     September 30, 2000 and 1999 .....................................         146,000          142,000
  Junior Common Stock, $.05 par value, 500,000 shares authorized,
     none issued or outstanding ......................................              --               --
  Additional paid-in capital .........................................      13,145,000       13,079,000
  Deficit ............................................................     (10,539,000)     (10,272,000)
  Other accumulated comprehensive income .............................         445,000          764,000
                                                                         -------------    -------------
          Total stockholders' equity .................................       3,197,000        3,713,000
                                                                         -------------    -------------
          Total liabilities and stockholders' equity .................   $   9,603,000    $  10,518,000
                                                                         =============    =============


          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOW (SEE ALSO NOTES 1 AND 10)


                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                         --------------------------------------------
                                                                              2000           1999            1998
                                                                         ------------    ------------    ------------
Income (loss) from operations ........................................   $   (267,000)   $     87,000    $ (1,499,000)
Adjustments to reconcile income (loss) from
     operations to cash provided (used) by operations:
     Depreciation and amortization of property and
         equipment ...................................................        416,000         403,000         425,000
     Amortization of capitalized product development .................        799,000         153,000         314,000
     Deferred income taxes ...........................................         35,000              --        (354,000)
     Loss on sale of assets ..........................................        (10,000)         (1,000)             --
     Foreign exchange gain ...........................................       (330,000)             --              --
Changes in assets and liabilities:
     Decrease (increase) in assets:
         Receivables .................................................      1,419,000         718,000         295,000
         Inventories .................................................         60,000              --          90,000
         Other assets ................................................         45,000         (91,000)         76,000
     Increase (decrease) in liabilities:
         Trade payables, accruals and other liabilities ..............        (75,000)        319,000        (406,000)
         Taxes payable ...............................................        (27,000)         17,000          51,000
         Deferred revenue ............................................       (712,000)       (567,000)       (194,000)
                                                                         ------------    ------------    ------------
              Net cash provided (used) by operating activities .......      1,353,000       1,038,000      (1,202,000)
                                                                         ------------    ------------    ------------

Cash flows from investing activities:
     Purchase equipment ..............................................        (83,000)       (386,000)       (255,000)
     Software developed for internal use .............................       (107,000)       (353,000)             --
     Capitalized product development costs ...........................     (1,095,000)     (1,453,000)       (201,000)
     Proceeds from disposition of assets .............................         17,000           1,000          31,000
                                                                         ------------    ------------    ------------
             Net cash used by investing activities ...................     (1,268,000)     (2,191,000)       (425,000)
                                                                         ------------    ------------    ------------
Cash flows from financing activities:
     Net proceeds from bank line of credit ...........................        425,000       1,225,000         203,000
     Proceeds from exercised stock options ...........................         70,000              --          49,000
                                                                         ------------    ------------    ------------
             Net cash provided by financing activities ...............        495,000       1,225,000         252,000
                                                                         ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents .....................        580,000          72,000      (1,375,000)
Cash and cash equivalents at beginning of period .....................        296,000         224,000       1,599,000
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of period ...........................   $    876,000    $    296,000    $    224,000
                                                                         ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                               COMMON STOCK                                              OTHER
                                       ----------------------------    ADDITIONAL                     ACCUMULATED           TOTAL
                                                          CARRYING       PAID-IN                     COMPREHENSIVE   STOCKHOLDERS'
                                          SHARES           VALUE         CAPITAL        DEFICIT         INCOME          EQUITY
                                       ------------    ------------   ------------   ------------    ------------    ------------
BALANCE - SEPTEMBER 30, 1997 .......      2,833,000    $    142,000   $ 13,030,000   $ (8,860,000)   $    957,000    $  5,269,000
COMPREHENSIVE INCOME:
   Net loss ........................             --              --             --     (1,499,000)             --      (1,499,000)
   Other accumulated compre-
      hensive income:
      Foreign currency translation
         adjustment ................             --              --             --             --        (274,000)       (274,000)
TOTAL COMPREHENSIVE LOSS ...........                                                                                 $ (1,773,000)
   Stock options exercised .........         16,000              --         49,000             --              --          49,000
                                       ------------    ------------   ------------   ------------    ------------    ------------
BALANCE - SEPTEMBER 30, 1998 .......      2,849,000         142,000     13,079,000    (10,359,000)        683,000       3,545,000
COMPREHENSIVE INCOME:
   Net income ......................             --              --             --         87,000              --          87,000
   Other accumulated compre-
      hensive income:
      Foreign currency translation
         adjustment ................             --              --             --             --          81,000          81,000
TOTAL COMPREHENSIVE INCOME .........                                                                                 $    168,000
                                       ------------    ------------   ------------   ------------    ------------    ------------
BALANCE - SEPTEMBER 30, 1999 .......      2,849,000         142,000     13,079,000    (10,272,000)        764,000       3,713,000
COMPREHENSIVE INCOME:
  Net loss .........................             --              --             --       (267,000)             --        (267,000)
  Other accumulated compre-
     hensive income:
    Foreign currency translation
        adjustment .................             --              --             --             --        (319,000)       (319,000)
TOTAL COMPREHENSIVE LOSS ...........                                                                                 $   (586,000)
    Stock options exercised ........         63,000           4,000         66,000             --              --          70,000
                                       ------------    ------------   ------------   ------------    ------------    ------------
BALANCE - SEPTEMBER 30, 2000 .......      2,912,000    $    146,000   $ 13,145,000   $(10,539,000)   $    445,000    $  3,197,000
                                       ============    ============   ============   ============    ============    ============


          See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Operations: MPSI Systems Inc. is a United States-based, multinational corporation whose principal line of business is providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks. The Company markets its products and services in North America, the Pacific Rim, Latin America, Europe and South Africa through a direct sales force located in various foreign countries. As discussed more fully in Note 7, over 45% of consolidated revenues are generated from foreign customers, and portions of such revenues are billed in foreign currencies. Most of the Company's business comes from the petroleum industry, including several customers who individually account for a significant portion of consolidated revenues. Services are also provided for clients in the banking, convenience food, quick service restaurant and government postal industries. All software development and substantially all of the information database preparation are performed at the Company's headquarters facility in Tulsa, Oklahoma.

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of MPSI Systems Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Prior year amounts have been restated to conform with current year presentation.

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

     Effective October 1, 1999, the Company adopted the provisions of the Accounting Standards Executive Committee's Statement of Position 97-2 ("SOP 97-2") entitled "Software Revenue Recognition" (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, the Company now recognizes revenue on multi-year software license agreements ratably over the life of the arrangement. If the provisions of these SOPs had been adopted in fiscal 1999, $398,000 of software licensing revenue would have been deferred to future periods.

     Prior to the adoption of SOP 97-2 as amended by SOP 98-9, software license revenues equal to the present value of the aggregate annual license installments were recognized at the latter of contract execution or software delivery when collection was probable. When it could not be determined that collection was probable, or if a contract contained cancellation options, software revenues were deferred. The long-term receivables and deferred maintenance revenue from contracts entered into were stated at the discounted present value of annual license and maintenance payments to be received over the contract term based upon the prime rate of interest on the effective date of each contract. The present value discount, related to installments due after one year, was amortized to interest income using an accelerated method that equated interest earnings with outstanding receivable balances.

     At the time revenue is recognized, the Company has no remaining obligations under the software license and maintenance contracts other than providing post-contract customer support services related to the maintenance portion of the contract and performance obligations under any optional and separately priced training or consulting arrangements. Maintenance revenues are recognized ratably over the term of the contracts as the post-contract customer support services are provided and the related costs incurred and recognized. Optional training and consulting represents service transaction on which revenue and expense are recognized when the earnings process is substantially complete.


     Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Property and Equipment: Property and equipment, including the capitalized cost of software developed for internal use, is stated at cost. Depreciation is provided using the straight-line method, over the estimated useful lives of the respective assets, except for leasehold improvements which are amortized over the lesser of the lease term or the economic life of the underlying asset. Since such assets are employed in all facets of the Company's operations, depreciation expense is reflected in cost of sales as well as in each category of operating expenses. The Company charges the cost of repairs and maintenance to expense as incurred and capitalizes the cost of replacements, renewals and betterments. When property or equipment is retired, the cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss on the disposition is reflected in other income (expense).

     Capitalized Product Development Costs: Cost of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) are presented net of accumulated amortization.

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

     The annual amortization of software products is computed on a product-by-product basis and is the greater of the amount determined using (1) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (2) the straight-line method over the remaining economic life of the product. Historically, the straight-line method has resulted in a greater amount of amortization in each accounting period and has, therefore, been the basis for amortization in the current period and in prior periods. Amortization starts when a product is available for general release to customers and is reflected in cost of sales-- software licensing.

     In the event that capitalized product development costs are determined not to be fully recoverable from future operations, the carrying value of such software is reduced to an amount equal to its net realizable value less costs of marketing and distribution. The reduction in carrying value is recorded in cost of sales.

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

     Earnings Per Share: Basic earnings per share is based upon the average number of common shares outstanding. Diluted earnings per share consider the dilutive effect of common stock equivalents.

     Foreign Currency Translation: Assets and liabilities of the Company's foreign operations, except Brazil, are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Exchange differences from these translations are included in other comprehensive income. Where amounts denominated in a foreign currency are, or are expected to be, converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations. Brazil transactions and accounting records are maintained in U.S. Dollar equivalents. During fiscal 2000, the Company substantially liquidated its Australian subsidiary and reported the net effect of accumulated translation adjustments of $330,000 in other income.

     Advertising: Costs of advertising were $292,000, $87,000, and $90,000 in fiscal years 2000, 1999, and 1998, respectively, and are expensed as incurred.

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

2. RECEIVABLES:

     Trade accounts receivable include unbilled amounts of $675,000 at September 30, 2000 and $984,000 at September 30, 1999. These amounts represent market study revenues recognized under the percentage-of-completion method in excess of amounts billed and will generally be billable during the succeeding twelve months upon completion of the respective studies.

     Current and noncurrent receivables also include unbilled amounts of $2,173,000 at September 30, 2000 and $3,158,000 at September 30, 1999 (before present value discount and excluding $93,000 and $142,000 which had been billed at September 30, 2000 and 1999, respectively) related to multi-year software license and maintenance agreements. Since these agreements contain annual installment billing provisions, the unbilled receivable balance for some contracts is as much as four years' future annual billings. Of the September 30, 2000 unbilled amounts, $1,239,000 (compared with $1,314,000 at September 30,
1999) will be billed in the succeeding twelve months, and the remainder will be billed thereafter at such future dates as are specified in the respective contracts. The portion of such future billings related to software and maintenance services not yet performed is offset by corresponding amounts in deferred revenue. The current portions of long-term receivables are reduced by unamortized present value discount of $66,000 and $149,000 at September 30, 2000 and 1999, respectively. Noncurrent long-term receivables are presented net of unamortized present value discount in the amount of $22,000 and $88,000 at September 30, 2000 and 1999, respectively. The present value discount is imputed based upon the New York prime rate on the effective date of each agreement. Interest income related to these agreements was $149,000, $225,000, and $267,000 in fiscal years 2000, 1999, and 1998, respectively.

     A significant portion of the Company's business activity is with the major multinational oil companies. At September 30, 2000, 94% ($5,239,000) of the Company's receivables (before present value discounts) were from petroleum clients ($6,890,000 or 97% at September 30, 1999). The receivable portfolio is well diversified geographically which tends to mitigate the potential impact of fluctuations in petroleum activities which may otherwise result if receivables were confined to a particular geographic area. Software license agreements are payable over several years (generally five-year agreements) and are expected to be paid from operating cash flows of the customers. The Company does not require collateral or other security to support these contractual receivables. The carrying value of long-term receivables, net of unearned discount, approximates market value.


3. PROPERTY AND EQUIPMENT:

     Property and equipment consists of:

                                                                     SEPTEMBER 30,
                                                 USEFUL LIFE  --------------------------
                                                   IN YEARS      2000           1999
                                                 -----------  -----------    -----------
Leasehold improvements ......................       Various   $   190,000    $   198,000
Computer equipment and
   internal-use software ....................           4-5     4,585,000      4,600,000
Office furnishings and equipment ............          3-10       999,000      1,085,000
                                                              -----------    -----------
                                                                5,774,000      5,883,000
Accumulated depreciation ....................                  (4,728,000)    (4,938,000)
                                                              -----------    -----------

          Net property and equipment ........                 $ 1,046,000    $   945,000
                                                              ===========    ===========

     The provision for depreciation was $416,000, $403,000, and $425,000 for the years ended September 30, 2000, 1999, and 1998, respectively. At September 30, 2000, fully depreciated assets with an aggregate original cost of approximately $3,816,000 remain in use.

4. CAPITALIZED PRODUCT DEVELOPMENT COSTS:

                                                                   SEPTEMBER 30,
                                                           --------------------------
                                                               2000            1999
                                                           -----------    -----------
Software held for resale ...............................   $ 5,669,000    $ 4,891,000
Internal use software development in process ...........            --        420,000
U.S. geographic database ...............................     1,187,000        794,000
                                                           -----------    -----------

     Total capitalized costs ...........................   $ 6,856,000    $ 6,105,000
Accumulated amortization ...............................    (4,971,000)    (4,172,000)
                                                           -----------    -----------

     Net capitalized product development costs .........   $ 1,885,000    $ 1,933,000
                                                           ===========    ===========

     Amortization of capitalized product development costs is generally based upon useful lives of 18 to 36 months. The provision for amortization, reflected in Software Licensing cost of sales, was $535,000, $153,000, and $314,000 for the years ended September 30, 2000, 1999, and 1998, respectively. Amortization of the U.S. geographic database, which was completed during fiscal 2000, was $264,000 and was reflected in Information Services cost of sales. Based upon current sales forecasts, capitalized product development costs are projected to be recoverable. However, these sales forecasts are subject to certain vulnerabilities which could potentially affect the recoverability of those costs.


5. NOTE PAYABLE TO BANK, SUBSEQUENT EVENTS:

     At September 30, 2000 and 1999 the Company owed $2,000,000 and $1,575,000, respectively, to its principal U.S. bank under a revolving line of credit arrangement secured by accounts and contracts receivable, inventory, general intangibles and certain cash accounts which have a net book value of approximately $5,915,000 at September 30, 2000. The note bears interest at Bank of America floating prime rate plus 2% (approximately 13%). By virtue of having equity of $3,197,000 at September 30, 2000, the Company was not in compliance with the minimum net worth covenant of $3,500,000. The annual weighted average interest rates were 10.02% in fiscal year 2000 and 8.94% in fiscal year 1999.

     In June 2000, Bank of America notified the Company that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to effect a change. Subsequent to that notice, MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance has been steadily reduced from $2,000,000 at September 30, 2000 to $900,000 at September 30, 2001. Bank of
America has granted extensions of the credit maturity effective October 2000, January 2001, April 2001, May 2001 and October 2001. With each extension, except October 2001, the Bank also waived the minimum net worth covenant requirement of $3,500,000. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. Additionally, the agreement requires a $100,000 payment on or before April 1, 2002. In connection with that extension, the Bank revised the $3.5 million minimum net worth covenant with which the Company had not been in compliance. Henceforth, the Company will be required to maintain a minimum net worth of $1,700,000. Balances outstanding under the extension bear interest at Bank of America floating prime plus 7% (approximately 13% presently). Additionally, the extension agreement eliminated subjective acceleration clauses from the original agreements which remain in effect except to the extent amended by the extension documents.

     If the Company is unable to maintain the revised minimum net worth covenant or if the Company fails to maintain an adequate collateral level as determined through a defined borrowing base computation, the bank could call the note before its maturity date. If this were to occur, the Company may not have sufficient cash to repay the note requiring management to take actions such as delaying payments to suppliers or reducing operating expenditures. Such actions, if necessary, could have an adverse effect on the Company's operations or financial condition.

6. INCOME TAXES:

                                                                       YEAR ENDED SEPTEMBER 30,
                                                           ----------------------------------------------
                                                                2000             1999            1998
                                                           -------------    -------------   -------------
Income (loss) before income taxes:
  Domestic .............................................   $     (18,000)   $     111,000   $  (1,987,000)
  Foreign ..............................................         (61,000)         283,000         289,000
                                                           -------------    -------------   -------------
          Total ........................................   $     (79,000)   $     394,000   $  (1,698,000)
                                                           =============    =============   =============
Income taxes (benefits):
  Current:
     Federal ...........................................   $       4,000    $      15,000   $          --
     State .............................................         (34,000)          45,000              --
     Foreign ...........................................         183,000          247,000         155,000
                                                           -------------    -------------   -------------
          Current income taxes .........................         153,000          307,000         155,000
  Deferred:
     Federal ...........................................          35,000               --        (307,000)
     State .............................................              --               --         (50,000)
     Foreign ...........................................              --               --           3,000
                                                           -------------    -------------   -------------
          Deferred income taxes ........................          35,000               --        (354,000)
                                                           -------------    -------------   -------------
               Provision for total income taxes ........   $     188,000    $     307,000   $    (199,000)
                                                           =============    =============   =============

     A reconciliation of the provision for income taxes at the applicable Federal statutory income tax rate to the actual provision for income taxes follows:

                                                            YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------------------
                                                     2000             1999              1998
                                                -------------    -------------    -------------
Expense (benefit) at statutory rate .........   $     (28,000)   $     138,000    $    (595,000)
Foreign income taxes, net ...................         213,000           78,000           57,000
State income taxes ..........................         (34,000)          45,000               --
Increase (decrease) in valuation
    allowance ...............................         211,000          (47,000)         302,000
Other, net ..................................        (174,000)          93,000           37,000
                                                -------------    -------------    -------------
    Income taxes (benefit) ..................   $     188,000    $     307,000    $    (199,000)
                                                =============    =============    =============

     Income taxes of $4,000 were receivable at September 30, 2000 ($60,000 payable at September 30, 1999). The Company does not accrue income taxes on undistributed earnings of certain foreign subsidiaries which are permanently invested. At September 30, 2000 and 1999, the amount of undistributed earnings for which taxes have not been accrued was insignificant.

     At September 30, 2000, the Company has various U.S. tax credits of $998,000 which expire between 2001 and 2005. At September 30, 2000, certain foreign subsidiaries have net operating loss carryforwards of approximately $8,205,000 which may be utilized in future years.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                         SEPTEMBER 30,
                                                               -----------------------------
                                                                    2000            1999
                                                               -------------   -------------
Deferred tax liabilities:
   Software revenue ........................................   $   1,005,000   $     958,000
   Depreciation ............................................         123,000         163,000
   Other ...................................................         121,000         121,000
                                                               -------------   -------------
          Total deferred tax liabilities ...................       1,249,000       1,242,000
                                                               -------------   -------------
Deferred tax assets:
   Accrued liabilities and other miscellaneous items .......         302,000         482,000
   U.S. and foreign loss carryforwards .....................       3,070,000       2,956,000
   U.S. tax credit carryforwards ...........................         533,000         284,000
                                                               -------------   -------------
          Total deferred tax assets ........................       3,905,000       3,722,000
Valuation allowance for deferred tax assets ................       2,777,000       2,566,000
                                                               -------------   -------------
          Net deferred tax assets ..........................       1,128,000       1,156,000
                                                               -------------   -------------
               Net deferred tax liabilities ................   $     121,000   $      86,000
                                                               =============   =============

     Utilization of the Company's tax credit and loss carryforwards is dependent on realizing taxable income in the appropriate tax jurisdiction. Deferred tax assets for these carryforwards have been reduced by the valuation allowance to an amount that is more likely than not to be realized.

7. BUSINESS SEGMENT AND REVENUE FROM MAJOR CUSTOMERS:

     The Company identifies segments based upon line of business that results in three reportable segments: Convenience Retailing, Pricing, and DataMetrix(R) segments. (Due to the reduced postal activity and overlapping skill sets, the previous Postal and DataMetrix segments were combined during fiscal year 2000.) The Convenience Retailing segment derives its revenues from providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks, primarily in the petroleum industry. In many cases, pricing products are sold within the same customer base applicable to Convenience Retailing. However, Pricing services are directed more towards operational issues rather than retail site location or operation. The DataMetrix(R) segment derives its revenues primarily from the sales of visual mapping information for cities in the United States. The Company's measure of segment profit is operating income. Amortization is specifically assigned to each reported segment as capitalized development costs are written off to segmented cost of sales over their useful economic life. Development of the DataMetrix segment core product was not completed as of September 30, 1999 and, therefore, no amortization was recorded. Depreciation is allocated to each reported segment through pre-determined corporate percentages. Identifiable assets in the Convenience Retailing, Pricing and DataMetrix segments, which are recorded in the Convenience Retailing segment, are shared resources which are not specifically allocated. All assets acquired are managed as shared resources and are not identifiable to specific reporting segments.

     Comparative business segment information has been reclassified herein to conform with fiscal year 2000 disclosure formats. Information on segments and a reconciliation to income (loss) before taxes are as follows:


                                                --------------------------------------------------------------
                                                                            SEGMENTS
                                                --------------------------------------------------------------
                                                 CONVENIENCE
                                                  RETAILING         PRICING       DATAMETRIX         TOTAL
                                                -------------    -------------   -------------   -------------
YEAR ENDED SEPTEMBER 30, 2000
Revenues:
    Information services and
       software maintenance .................   $  15,281,000    $   1,950,000   $     737,000   $  17,968,000
    Software licensing ......................          56,000          258,000           1,000         315,000
                                                -------------    -------------   -------------   -------------
         Total revenues .....................   $  15,337,000    $   2,208,000   $     738,000   $  18,283,000
                                                =============    =============   =============   =============
    Operating income (loss) .................   $   1,907,000    $     114,000   $  (2,047,000)  $     (26,000)
                                                =============    =============   =============
    Other income (expense) ..................                                                          (53,000)
                                                                                                 -------------
    Loss before income tax ..................                                                    $     (79,000)
                                                                                                 =============

    Amortization of capitalized
         product development ................   $     482,000    $      11,000   $      42,000   $     535,000
    Amortization of U.S. geographic
         database ...........................              --               --         264,000         264,000
    Depreciation ............................         374,000           21,000          21,000         416,000
    Identifiable assets .....................       9,603,000               --              --       9,603,000
    Additions to long-lived assets. .........         190,000               --              --         190,000

(See continuation of table on next page)

                                                ---------------------------------------------------------------
                                                                            SEGMENTS
                                                ---------------------------------------------------------------
                                                 CONVENIENCE
                                                  RETAILING         PRICING        DATAMETRIX         TOTAL
                                                -------------    -------------   -------------    -------------
YEAR ENDED SEPTEMBER 30, 1999
Revenues:
    Information services and
       software maintenance .................   $  15,998,000    $   2,062,000   $     712,000    $  18,772,000
    Software licensing ......................         374,000          186,000              --          560,000
                                                -------------    -------------   -------------    -------------
         Total revenues .....................   $  16,372,000    $   2,248,000   $     712,000    $  19,332,000
                                                =============    =============   =============    =============
    Operating income (loss) .................   $   1,170,000    $     451,000   $  (1,169,000)   $     452,000
                                                =============    =============   =============
    Other income (expense) ..................                                                           (58,000)
                                                                                                  -------------
    Income before income tax ................                                                     $     394,000
                                                                                                  =============

    Amortization ............................   $     130,000    $      23,000   $          --    $     153,000
    Depreciation ............................         325,000           13,000          65,000          403,000
    Identifiable assets .....................      10,518,000               --              --       10,518,000
    Additions to long-lived assets ..........         739,000               --              --          739,000

YEAR ENDED SEPTEMBER 30, 1998
Revenues:
    Information services and
       software maintenance .................   $  16,818,000    $   1,494,000   $     251,000    $  18,563,000
    Software licensing ......................         508,000           30,000              --          538,000
                                                -------------    -------------   -------------    -------------
         Total revenues .....................   $  17,326,000    $   1,524,000   $     251,000    $  19,101,000
                                                =============    =============   =============    =============
    Operating income (loss) .................   $  (1,340,000)   $     135,000   $    (463,000)   $  (1,668,000)
                                                =============    =============   =============
    Other income (expense) ..................                                                           (30,000)
                                                                                                  -------------
    Loss before income tax ..................                                                     $  (1,698,000)
                                                                                                  =============

    Amortization ............................   $     314,000    $          --   $          --    $     314,000
    Depreciation ............................         397,000           19,000           9,000          425,000
    Identifiable assets .....................       9,490,000               --              --        9,490,000
    Additions to long-lived assets ..........         255,000               --              --          255,000

     The Company's principal production facility in the United States is supported by satellite production facilities in England and Brazil. Foreign sales offices or representatives are currently maintained in Brazil, Japan, South Africa, South Korea, Shanghai, the United Kingdom and Singapore. The following table sets forth the revenues by each of the Company's three production centers, export sales from the United States and long-lived assets.

                                                           YEAR ENDED SEPTEMBER 30
                                                 ---------------------------------------------
                                                     2000             1999            1998
                                                 -------------   -------------   -------------
Revenues from external customers:

    United States ............................   $  17,606,000   $  18,992,000   $  18,102,000
    Europe ...................................         243,000         181,000         550,000
    South America ............................         434,000         159,000         449,000
                                                 -------------   -------------   -------------
Total revenues ...............................   $  18,283,000   $  19,332,000   $  19,101,000

Export sales from the United States:
    Canada ...................................   $     587,000   $     264,000   $     478,000
    Central America ..........................          52,000         326,000         489,000
    South America ............................         360,000         776,000         295,000
    Europe ...................................         185,000         546,000         582,000
    Asia/Pacific Rim .........................       5,703,000       7,506,000       5,991,000
    Africa ...................................         837,000         312,000         829,000
                                                 -------------   -------------   -------------
Total export sales ...........................   $   7,724,000   $   9,730,000   $   8,664,000
                                                 =============   =============   =============

Long-lived assets:
    United States ............................   $   3,756,000   $   4,478,000   $   3,182,000
    Foreign offices ..........................         257,000         341,000         411,000
                                                 -------------   -------------   -------------
Total long-lived assets ......................   $   4,013,000   $   4,819,000   $   3,593,000
                                                 =============   =============   =============


     More than 97% of total revenues were derived from the petroleum industry during each of the years ended September 30, 2000, 1999, and 1998. Individual customers accounted for MPSI revenues that were in excess of 10% of consolidated revenues in those years as follows (in millions of dollars):


                                      2000                      1999                     1998
                            -----------------------   -----------------------   -----------------------
                              AMOUNT          %         AMOUNT          %         AMOUNT         %

ExxonMobil ..............   $      4.6           25   $      4.4           23   $      3.5           19
BP Amoco ................          2.6           14            *            *   $      2.1           11

             *Below 10% for this period.

     Although the Company would be adversely affected if certain petroleum industry customers curtailed their long-term usage of MPSI products or, in the event of a significant long-term economic downturn in the petroleum industry generally, the Company's petroleum clients are well diversified geographically which reduces the long-term risk attendant with its industry dependence. In October 2001, ExxonMobil informed the Company that they would be exploring other retail planning technologies. Of the $4.6 million revenue in the table above for fiscal 2000, $3.2 million relates to retail planning market studies.


8. EMPLOYEE BENEFITS:

     Under an employee stock ownership and investment plan, all qualifying U.S. employees may contribute up to 16% of their annual earnings. Subject to certain limitations, the Company will contribute in cash or Common Stock an amount equal to but not less than 50% or more than 100% of a participant's salary deferral contributions that are not in excess of 6% of the participant's earnings for the year. Contributions may be invested in various equity or fixed-income funds. The Company recorded expense related to its matching contribution of $138,000, $166,000, and $155,000 in fiscal years 2000, 1999, and 1998, respectively. At September 30, 2000 and 1999, the Company had accrued $274,000 and $136,000 of liabilities for matching contributions to the 401(k) plan (which in the case of

September 30, 2000, included the unfunded matching contribution of $136,000 for the Plan year ended December 31, 1999). During fiscal year 1999, the Company liquidated its matching contribution liability for the Plan year ended December 31, 1998 in cash. The matching contribution for Plan year ended December 31, 1999 was paid in December 2000. The matching contribution for Plan year ended December 31, 2000 was paid by December 2001.

     The Company had reserved 750,000 shares of Common Stock for issuance of stock options under a 1988 stock option plan covering all employees that expired in November 1998. At September 30, 2000, 97,000 options granted under that plan remain outstanding, are fully vested, and will not expire until 2002. An additional 750,000 shares are reserved under a 1998 stock plan. Options of 71,000 are outstanding under the 1998 plan, expire from 2003 to 2005, and also vest one-third annually over a three-year period.

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

     Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option-pricing model. The fair value of the options was estimated at the date of the grants with the following average assumptions: expected life of the stock options 4 years; volatility of the expected market price of the Company's common stock price of 123%, 109%, and 107% in 2000, 1999, and 1998, respectively; risk-free interest rate of 5.73%, 5.81%, and 5.77% in 2000, 1999, and 1998, respectively, and a no-dividend yield.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                            2000                          1999                       1998
                                 --------------------------    -------------------------   --------------------------
                                     PRO                           PRO                        PRO
                                    FORMA         REPORTED        FORMA        REPORTED      FORMA         REPORTED
                                 -----------    -----------    -----------   -----------   -----------    -----------
Net income (loss) ............   $  (313,000)   $  (267,000)   $    24,000   $    87,000   $(1,675,000)   $(1,499,000)
Basic and diluted income
   (loss) per share ..........   $      (.11)   $      (.09)   $       .01   $       .03   $      (.59)   $      (.53)

     A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                                    WEIGHTED-AVERAGE
                                                   OPTIONS          EXERCISE  PRICE        EXERCISABLE
                                                   -------          ----------------       -----------
     AT SEPTEMBER 30, 1997                         213,535             $  4.21                117,810
         Granted..............                       3,000                4.63
         Exercised............                     (17,516)               2.82
         Forfeited............                      (5,233)               3.34
         Expired..............                     (33,967)               2.25
     AT SEPTEMBER 30, 1998                         159,819                4.75                153,597
         Granted..............                     121,500                1.41
         Exercised............                          --                 --
         Forfeited............                      (4,867)               4.99
         Expired..............                     (10,000)               3.60
     AT SEPTEMBER 30, 1999                         266,452                3.31                141,952
         Granted..............                      13,000                1.17
         Exercised............                     (61,900)               1.11
         Forfeited............                     (28,900)               4.53
         Expired..............                     (21,051)               3.00
     AT SEPTEMBER 30, 2000                         167,601                3.80                116,268

     The weighted average grant date fair value for options granted during each of the three fiscal years ended September 30, 2000, 1999, and 1998 were $1.16, $1.33, and $3.45, respectively.

     The following table summarizes information about stock options outstanding as of September 30, 2000:

                                                      Weighted                       Weighted
                                                      average                         average
                                       Weighted       exercise                        exercise
                     Number of          average       price of         Number of      price of
  Range of            options          remaining      options           options      exercisable
exercise prices     outstanding      life in years   outstanding      exercisable     options
---------------     -----------      -------------   -----------      ------------  -------------
$1.00 to 1.50            35,000               3.63        $ 1.08             7,333      $ 1.02
 2.19 to 3.25            38,500               3.46          2.35            14,834        2.47
 3.94 to 5.50            94,101        less than 1          5.40            94,101        5.40
$1.00 to 5.50           167,601               1.68        $ 3.80           116,268      $ 4.75


     The Company accrued $4,000 at September 30, 2000 ($127,000 accrued at September 30, 1999); in connection with incentive award programs for certain employees. The awards were accrued based upon the Company's achievement of certain revenue and operating income objectives and the respective contributions of certain employees to the achievement of those objectives. The various incentive plans specify cash settlement of the accrued liability prior to December 31, 2000.

     At September 30, 2000 and 1999, the Company had accrued $558,000 and $613,000, respectively, related to employee vacations earned but not yet taken.

9. COMMITMENTS AND CONTINGENCIES:

     The Company leases office space and equipment under various agreements, substantially all of which have been accounted for as operating leases. Rental expense of $1,123,000 was recorded during the year ended September 30, 2000 ($1,126,000 in 1999 and $952,000 in 1998). Aggregate future rentals under these commitments are as follows: 2001 -- $1,006,000, 2002 -- $886,000, 2003 --
$534,000, 2004 -- $7, 000, 2005 -- $2,000, and thereafter -- $2,000.

10. SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company paid interest of $414,000 during fiscal year 2000, $243,000 during fiscal year 1999, and $99,000 during fiscal year 1998. Income taxes of $179,000, $290,000, and $105,000 were paid during fiscal years 2000, 1999, and
1998, respectively.

11. BASIC AND DILUTED EARNINGS PER SHARE:

     The following sets forth the computation of basic and diluted earnings
(loss) per share for the years ended September 30:

     In thousands (except per share data):          2000             1999             1998
                                                -------------    -------------   -------------
Basic weighted-average shares ...............           2,886            2,849           2,844
Effect of dilutive stock options ............              --               45              --
Diluted weighted-average shares .............           2,886            2,894           2,844

Net income (loss): ..........................   $        (267)   $          87   $      (1,499)
Basic and diluted earnings (loss)
     per common share .......................   $        (.09)   $         .03   $        (.53)
                                                -------------    -------------   -------------


     Exercisable antidilutive options for 108,000 and 142,000 shares were outstanding at September 30, 2000 and 1999, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended September 30, 2000 and 1999.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of directors and officers.

     The directors and executive officers of the Company are as follows:

                    NAME                         AGE                    POSITION
                    ----                         ---                    --------

             Ronald G. Harper (1)                 62       Chairman of the Board of Directors,
                                                           President and Chief Executive Officer
             Roger A. Finn                        63       President - DataMetrix Inc.
             Bryan D. Porto                       51       Executive Vice President and Director
             Bryan D. Gross                       43       Vice President, Technology
             J. Scott Smathers                    39       Assistant to the President
             James C. Auten                       52       Vice President, Chief Financial Officer
             William H. Webb                      60       Gen. Mgr., Corporate Human Resources
             John C. Bumgarner, Jr. (1)(2)        58       Director
             Dr. David L. Huff (1)                69       Director
             Joseph C. McNay (1)(2)               66       Director
             John J. McQueen (2)                  79       Director

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

          Mr. Porto was appointed Executive Vice President of MPSI's Petroleum Service Division in 1998. He previously served as Sr. Vice President - Retail Petroleum and has served in marketing and network planning positions since joining MPSI in the Rio de Janeiro office in 1985. Mr. Porto was named to MPSI's Board of Directors in June 1998.

         Dr. Gross was appointed Vice President of Technology in November 1999. Prior to this position, he led the Core Product Re-engineering effort and Corporate Research activities. Dr. Gross joined MPSI in 1984 as Project Supervisor in Network Planning. He joined QuikTrip Corporation in 1991 as Manager of Statistical Research and Site Selection, returning to MPSI in 1997 as General Manager of Corporate Technology.

          Mr. Smathers is currently serving in the position of Assistant to the President and is responsible for implementing MPSI's Internet initiative and the Systems Department. He joined MPSI in 1984 and has served on several international assignments, including Australia and England. Prior to his current position, Mr. Smathers was Vice President of Operations and Software Development.

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

          Mr. Bumgarner serves in the following capacities for The Williams Companies, Inc., a Tulsa-based conglomerate - Senior Vice President, Corporate Development and Planning; President, Williams International; President, Strategic Investments, Williams Communications Group; and President, Williams Headquarter Building Group. He has been employed by The Williams Companies, Inc. since 1977. He is also a director of TRANSCO, James River Coal Company and several privately held companies. He has served on MPSI's Board since 1982.

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

(h) Compliance with Section 16(a) of the Exchange Act.

          Based upon a review of Forms 3, 4 and 5 furnished to the Company with respect to its most recent fiscal year, the Company has determined that reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table summarizes the compensation paid over the last three completed fiscal years to the Company's CEO and the other executive officers of the Company who received compensation of $100,000 or more during the fiscal year ended September 30, 2000:


                           SUMMARY COMPENSATION TABLE


                                                                                          LONG TERM COMPENSATION
                                                                                  ------------------------------------
                                                    ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                                            -----------------------------------   -----------------------   ----------
                                                                       OTHER                                                ALL
                                                                       ANNUAL                                              OTHER
                                                                       COMPEN-    RESTRICTED                  LTIP         COMPEN-
          NAME AND                                         BONUS       SATION        STOCK      OPTIONS/     PAYOUTS       SATION
     PRINCIPAL POSITION          YEAR      SALARY ($)      ($)         ($) (1)      AWARDS      SARS (#)       ($)         ($) (2)
     ------------------       ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Ronald G. Harper ..........         2000      246,195           --        8,716           --           --           --        6,218
Chairman of the Board,              1999      252,531           --        7,885           --           --           --       10,682
President & CEO                     1998      205,863           --        7,885           --           --           --       10,121

Bryan D. Porto ............         2000      172,329           --           --           --           --           --        1,021
Executive Vice President,           1999      159,390           --           --           --       10,000           --        5,821
Petroleum                           1998      156,856       14,541           --           --           --           --        4,771

James C. Auten ............         2000      114,851           --           --           --           --           --        1,021
Vice President and                  1999      117,185           --           --           --           --           --        2,720
Chief Financial Officer             1998      103,375       10,671           --           --           --           --        2,035

Roger A. Finn .............         2000      127,563           --           --           --           --           --        1,021
President, DataMetrix Inc.          1999      105,919        3,094           --           --           --           --        3,878
                                    1998      103,012           --           --           --           --           --        3,859

Bryan D. Gross ............         2000      147,275           --           --           --        3,000           --          898
Vice President Technology           1999       90,848       10,000           --           --        8,000           --        3,403

(1)  Represents automobile lease paid to or on behalf of Mr. Harper.

(2) The components of "All Other Compensation" for the fiscal years ended September 30, 2000, 1999, and 1998 include (a) Company matching contributions to the Company's 401(k) defined contribution plan (Mr. Harper--$0, $4,800, and $4,750; Mr. Porto -- $0, $4,800, and $3,961; Mr.
     Auten--$0, $1,699, and $1,387; and Mr. Finn--$0, $2,857 and $3,049,
     respectively; and Dr. Gross--$0 and $2,544 in 2000 and 1999); and (b) supplemental life insurance premiums paid by the Company (Mr. Harper--$6,218, $5,882, and $5,371; Mr. Porto--$1,021, $1,021, and $810;
     Mr. Auten--$1,021, $1,021, and $648; Mr. Finn--$1,021, $1,021 and $810,
     respectively; and Dr. Gross--$898 and $859 in 2000 and 1999).

Options/SAR Grants Table. The following table sets forth certain information with respect to stock options granted to the named executive officers during the last completed fiscal year:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                      Individual Grants
                                 -----------------------------------------------------------
                                                                                                         Potential
                                                                                                     Realizable Value
                                                 % of Total                                         at Assumed Annual
                                                  Options /                                        Rates of Stock Price
                                 Options /          SARs                                            Appreciation for
                                    SARs         Granted to       Exercise or                          Option Term
                                  Granted        Employees in      Base Price     Expiration       --------------------
Name                                (#)          Fiscal Year        ($/Sh)           Date          5% ($)      10% ($)
----                             --------       -------------    -------------    ----------       ------     -------
Bryan D. Gross                     3,000             23%            $1.19          11/11/04        $986       $2,180

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

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                           FY-END OPTIONS/SAR VALUES

       (a)                      (b)                (c)                    (d)                            (e)
                                                                   Number of Securities
                               Shares                              Underlying Unexercised           Value of Unexercised
                              Acquired                            Options/SARs at FY-End         In-the-Money Options/SARs
                                 on               Value                   (#)                        at FY-End ($)
                              Exercise           Realized
Name                            (#)                ($)          Exercisable/Unexercisable      Exercisable/Unexercisable
----                        -------------      -----------      -------------------------      -------------------------
James C. Auten                   *                   *                   7,500 / -                      -- / --
Bryan D. Porto                 2,900           $    8,700               16,834 / 6,666              $3,334 / $6,666
Roger A. Finn                    *                   *                  16,000 / 2,000              $1,000 / $2,000
William D. Webb                  *                   *                     667 / -                      -- / --
Bryan D. Gross                   *                   *                   7,334 / 11,666             $1,000 / $5,570
J. Scott Smathers                *                   *                   2,850 / 2,000              $1,000 / $2,000

    *None exercised during the period.

EMPLOYMENT CONTRACTS AND SEVERANCE ARRANGEMENTS

     The Company maintains a severance policy applicable to all full-time regular employees with at least one year of full-time service. Eligible employees are those who are terminated as the result of (1) a reduction of the Company's work force, (2) elimination of a job or position, (3) inability to satisfactorily perform required responsibilities, or (4) relocation of applicable Company facilities. The amount of severance paid is based upon the employee's base salary and length of service, and includes payment for vested but unused vacations and pro rated automobile allowances, if applicable. The only named executive officer who would receive aggregate severance in excess of $100,000 under the current policy is Mr. Ronald G. Harper. Mr. Harper's aggregate severance would be approximately $128,000 at September 30, 2000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 30, 2000, as to shares of Common Stock beneficially owned by the directors (all of whom are nominees for another term), certain executive officers, the directors and officers of the Company as a group, and certain persons known to the Company to own beneficially more than five percent of the Common Stock. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals.


                                                                                       BENEFICIAL OWNERSHIP
                                                                                          OF COMMON STOCK
                                                                                     ------------------------
                                                                                      NUMBER          PERCENT
NAME OF COMMON STOCKHOLDER                                                           OF SHARES       OF CLASS
--------------------------                                                           ---------       --------
Ronald G. Harper (2)............................................................    1,192,036(1)         41%
  4343 South 118th East Avenue
  Tulsa, Oklahoma 74146

John C. Bumgarner, Jr...........................................................      222,322             8%
  4900 Bank of Oklahoma Tower
  One Williams Center
  Tulsa, Oklahoma 74172

Joseph C. McNay.................................................................      242,722             8%
  125 High Street, 29th Floor
  Boston, Massachusetts 02110

Bank of Oklahoma, N.A...........................................................      285,200            10%
  P.  O. Box 2300
  Tulsa, Oklahoma 74192

RS Investment Management Co., LLC (3)...........................................      225,838             8%
  388 Market Street, Suite 200
  San Francisco, California 94111

Sanford Orkin...................................................................      222,222             8%
  3414 Peachtree Road, N.E., Suite 236
  Atlanta, Georgia 30326

James C. Auten (2)..............................................................        9,354              *
Bryan D. Porto (2)..............................................................       20,736              *
Roger A. Finn (2) ..............................................................       24,397              *
J. Scott Smathers (2)...........................................................        5,200              *
Bryan D. Gross (2)..............................................................        6,560              *
William H. Webb (2).............................................................          667              *
All officers and directors as a group (9 persons)...............................    1,723,994            58%

* Less than 1%.

(1) Includes 374.910 shares of Common Stock held in trust for the benefit of Mr. Harper's family and 434,209 shares held in trust for the benefit of certain charities. Mr. Harper has sole voting and investment power over all of the trust shares except for 135,637 shares over which he shares investment or voting power and 235,773 shares over which he has no investment or voting power. Mr. Harper disclaims beneficial ownership of these trust shares.

(2)  The indicated individuals are executive officers of the Company.

(3) As reported in the Schedule 13G filed by the named person (among others), voting and dispositive power over the listed shares may be deemed shared among the RS Value Group, RSIM, LP, the RS Orphan Fund, LP and the RS Orphan Offshore Fund and the named person by reason of corporate relationships. Each such beneficial owner has the same address as that set forth above for the named person.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1999, the Company obtained an exclusive license to incorporate in a new suite of products a software modeling engine, Huff 2000, developed by Dr. David L. Huff. Dr. Huff has been a director of MPSI since 1982. The five-year license agreement provides that MPSI shall be responsible for all sales and marketing as well as the development of user interfaces. The Company and Dr. Huff shall each share 50% in any net software revenues derived from utilization of this new software technology. Through September 30, 2001, no material revenues have resulted relative to this agreement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The response to this portion of ITEM 14 is submitted as a separate section of this report under ITEM 8.

     (2) The response to this portion of ITEM 14 is set forth in ITEM 14(d) below.

     (3)  Exhibits.

EXHIBIT
NUMBER                                    DESCRIPTION
------                                    -----------

  *3.1   --    Certificate of Incorporation of MPSI Systems Inc., as amended, filed as the same numbered exhibit with the Company's Form 10-Q dated March 31, 1987, File No. 0-11527.

  *3.2   --    By-laws, as amended, filed as Exhibit 3.1 with the Company's Form
               10-Q dated June 30, 1987, File No. 0-11527.

  *3.3   --    Certificate of Designation dated September 23, 1993 establishing the rights conferred on $.10 Par Value Convertible Preferred
               Stock, Series 1993, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File No. 0-11527.

  *3.4   --    Amendment to Certificate of Incorporation dated November 16, 1993 to reflect a one-for-ten reverse stock split, filed as the same numbered exhibit with the Company's 1993 Form 10-K, File No.
               0-11527.

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
    *10.1   --      MPSI Systems Inc. 1998 Stock Plan, filed as the same
                    numbered exhibit with the Company's 1998 Form 10-K, File No.
                    0-11527.

    *10.7   --      Real property lease dated February 11, 1998, between
                    American Southwest Properties, Inc., as lessor, and the
                    Company, as lessee, relating to the Company's Tulsa,
                    Oklahoma facility, filed as the same numbered exhibit with the Company's 1998 Form 10-K, File No. 0-11527.

    *10.15  --      Indemnification Agreements with Directors and Officers of
                    MPSI Systems Inc. filed as the same numbered exhibit with
                    the Company's 1986 Form 10-K, File No. 0-11527.

    *10.16  --      MPSI Systems Inc. Amended and Restated 1988 Stock Option
                    Plan, effective November 29, 1988, filed as Exhibit 4.5 with the Company's 1994 Form S-8, File No. 0-11527.

    *10.17  --      Stock Option Agreement pursuant to MPSI Systems Inc. Amended and Restated 1988 Stock Option Plan, filed as Exhibit 4.6
                    with the Company's 1994 Form S-8, File No. 0-11527.

    *10.20  --      MPSI Systems Inc. Matching Investment Plan, effective
                    January 1, 1990, filed as Exhibit 4(c) with Pre-effective
                    Amendment No. 1 to the Company's Form S-8, filed on December
                    29, 1989, File No. 0-11527.

     21.1   --      List of Subsidiaries.

     23.1   --      Consent of Independent Auditors -- Ernst & Young LLP.


----------

* Incorporated by reference.

(b) No report on Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 2000.

(c) Exhibits - The response to this ITEM is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this Item is submitted as a separate section of this report.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE



We have audited the consolidated financial statements of MPSI Systems Inc. and subsidiaries as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated February 25, 2002 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule included in this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       ERNST & YOUNG LLP



Tulsa, Oklahoma
February 25, 2002

                                                                   SCHEDULE VIII


                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED SEPTEMBER 30, 2000


              COLUMN A                       COLUMN B                COLUMN C                COLUMN D           COLUMN E
-----------------------------------        ------------   ----------------------------     ------------       ------------
                                                                    ADDITIONS
                                                          ---------------------------
                                             BALANCE AT     CHARGED TO                        OTHER             BALANCE
                                             BEGINNING      COSTS AND    REDUCTION OF      (DEDUCTIONS)         AT END OF
             DESCRIPTION                     OF PERIOD      EXPENSES       REVENUES         ADDITIONS            PERIOD
             -----------                   ------------   ------------   ------------      ------------       ------------
FOR THE YEAR ENDED SEPTEMBER 30, 1998
  Accumulated depreciation .............   $  7,302,000   $    425,000   $         --      $ (2,151,000)(2)   $  5,576,000
  Accumulated amortization .............      3,705,000        314,000             --                --          4,019,000
  Unamortized discount on software
    license agreements .................        506,000             --        121,000(1)       (267,000)(1)        360,000
FOR THE YEAR ENDED SEPTEMBER 30, 1999
  Accumulated depreciation .............   $  5,576,000   $    403,000   $         --      $ (1,041,000)(2)   $  4,938,000
  Accumulated amortization .............      4,019,000        153,000             --                --          4,172,000
  Unamortized discount on software
    license agreements .................        360,000             --        102,000(1)       (225,000)(1)        237,000
FOR THE YEAR ENDED SEPTEMBER 30, 2000
  Accumulated depreciation .............   $  4,938,000   $    416,000   $         --      $   (627,000)(2)   $  4,728,000
  Accumulated amortization .............      4,172,000        799,000             --                --          4,971,000
  Unamortized discount on software
    license agreements .................        237,000             --             --          (149,000)(1)         88,000

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 25th day of February, 2002.

                                              MPSI SYSTEMS INC.


                                              By       /s/ Ronald G. Harper
                                                 -------------------------------
                                                          Ronald G. Harper
                                                       Chairman of the Board,
                                                        President and Chief
                                                         Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


    /s/ Ronald G. Harper              Chairman of the Board,             February 25, 2002
-------------------------------       President and Chief
      Ronald G. Harper                Executive Officer


     /s/ James C. Auten               Vice President and Chief--         February 25, 2002
-------------------------------       Financial Officer
       James C. Auten


/s/ John C. Bumgarner, Jr.            Director                           February 25, 2002
-------------------------------
   John C. Bumgarner, Jr.


     /s/ David L. Huff                Director                           February 25, 2002
-------------------------------
       David L. Huff


    /s/ Joseph C. McNay               Director                           February 25, 2002
-------------------------------
      Joseph C. McNay


    /s/ John J. McQueen               Director                           February 25, 2002
-------------------------------
      John J. McQueen


     /s/ Bryan D. Porto               Director                           February 25, 2002
-------------------------------
       Bryan D. Porto

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                EXHIBIT
-------               -------
  21.1    --   List of Subsidiaries

  23.1    --   Consent of Independent Auditors -- Ernst & Young LLP