Form 10-Q
period 2000-12-31
MPSI SYSTEMS INC
filed 2002-02-26
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





FOR THE THREE MONTHS ENDED DECEMBER 31, 2000        COMMISSION FILE NO. 0-11527




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



               4343 South 118th East Avenue, Tulsa Oklahoma 74146
-------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)



Registrant's telephone number, including area code               (918) 877-6774
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

Yes        X                  No               .
   -------------------           --------------



Number of shares of common stock outstanding at December 31, 2000 --  2,911,783
                                                                    -----------

                                      INDEX



                                                                                                            Page No.
                                                                                                            --------

Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets -- December 31, 2000
                and September 30, 2000 ...................................................................         3

           Consolidated Statements of Operations --
                Three Months Ended December 31, 2000 and 1999.............................................         5

           Consolidated Statement of Stockholders' Equity --
                Three Months Ended December 31, 2000 .....................................................         6

           Consolidated Statements of Cash Flow --
                Three Months Ended December 31, 2000 and 1999 ............................................         7

           Notes To Consolidated Financial Statements.....................................................         8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...............................................................        11



Part II.  OTHER INFORMATION (Including Index to Exhibits).................................................        13



SIGNATURES      ..........................................................................................        14

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



Assets
------                                                                        December 31,                   September 30,
                                                                                      2000                            2000
                                                                              ------------                   -------------
                                                                               (unaudited)

Current assets:

      Cash and cash equivalents                                                $ 1,152,000                     $   876,000

      Short-term investments, at cost                                                3,000                           3,000

      Receivables:
           Trade                                                                 3,448,000                       3,310,000
           Current portion of long-term receivables, net of
                unamortized discount                                             1,334,000                       1,266,000

      Work in process inventory                                                     96,000                          47,000

      Prepayments                                                                  110,000                          88,000
                                                                               -----------                     -----------
                Total current assets                                             6,143,000                       5,590,000

Long-term receivables, net of current portion
      and unamortized discount                                                     779,000                         912,000

Property and equipment, net of accumulated amortization                            986,000                       1,046,000

Capitalized product development costs, net                                       1,689,000                       1,885,000

Other assets                                                                       161,000                         170,000
                                                                               -----------                     -----------

                Total assets (Note 3)                                          $ 9,758,000                     $ 9,603,000
                                                                               ===========                     ===========


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)



Liabilities and Stockholders' Equity
------------------------------------                                          December 31,                   September 30,
                                                                                      2000                            2000
                                                                              ------------                   -------------
                                                                               (unaudited)
Current liabilities:

      Note payable to bank (Note 3)                                            $ 1,940,000                     $ 2,000,000
      Accounts payable                                                           1,074,000                       1,006,000
      Accrued liabilities                                                        1,098,000                       1,187,000
      Deferred revenue                                                           1,424,000                       1,284,000
                                                                               -----------                     -----------
                Total current liabilities                                        5,536,000                       5,477,000

Noncurrent deferred revenue                                                        730,000                         712,000
Noncurrent deferred income taxes                                                   122,000                         121,000
Other noncurrent liabilities                                                        84,000                          96,000
                                                                               -----------                     -----------
                Total liabilities                                                6,472,000                       6,406,000
                                                                               -----------                     -----------

Commitments and contingencies                                                           --                              --

Stockholders' equity:
      Preferred Stock, $.10 par value, 1,000,000
           shares authorized, none issued or outstanding                                --                              --
      Common Stock, $.05 par value, 20,000,000 shares
           authorized, 2,912,000 shares issued and
           outstanding at December 31, 2000 and September 30, 2000                 146,000                         146,000
      Junior Common Stock, $.05 par value, 500,000
           shares authorized, none issued or outstanding                                --                              --

      Additional paid-in capital                                                13,145,000                      13,145,000

      Deficit                                                                  (10,416,000)                    (10,539,000)

      Other accumulated comprehensive income                                       411,000                         445,000
                                                                               -----------                     -----------
                Total stockholders' equity                                       3,286,000                       3,197,000
                                                                               -----------                     -----------

                Total liabilities and stockholders' equity                     $ 9,758,000                     $ 9,603,000
                                                                               ===========                     ===========

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                           Three Months Ended December 31,
                                                                                           -------------------------------
                                                                                                    2000              1999
                                                                                             -----------       -----------

Revenues:
      Information services and software maintenance                                          $ 4,058,000       $ 3,786,000
      Software licensing                                                                          29,000            15,000
                                                                                             -----------       -----------

           Total revenues                                                                      4,087,000         3,801,000
                                                                                             -----------       -----------

Cost of Sales:
      Information services and software maintenance                                            1,179,000         1,375,000
      Software licensing                                                                         210,000            79,000
                                                                                             -----------       -----------

           Total cost of sales                                                                 1,389,000         1,454,000
                                                                                             -----------       -----------

           Gross profit                                                                        2,698,000         2,347,000
Operating expenses:
      General and administrative                                                                 920,000           959,000
      Marketing and client services                                                            1,261,000         1,482,000
      Research and development                                                                   331,000           318,000
                                                                                             -----------       -----------

           Total operating expenses                                                            2,512,000         2,759,000
                                                                                             -----------       -----------

           Operating income (loss)                                                               186,000          (412,000)
Other income (expense):
      Interest income                                                                             32,000            38,000
      Interest expense                                                                           (66,000)          (52,000)
      Gain (loss) on foreign exchange                                                            (22,000)           23,000
      Other, net                                                                                   1,000             1,000
                                                                                             -----------       -----------

           Income (loss) before income taxes                                                     131,000          (402,000)
Provision for income taxes                                                                         8,000           (34,000)
                                                                                             -----------       -----------

           Net income (loss)                                                                $    123,000       $  (368,000)
                                                                                            ============       ===========


Per Share:   Basic and diluted income (loss) per common share                               $        .04       $      (.13)


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)



                                         Common Stock                                           Other
                                ---------------------        Additional                         accumulated              Total
                                             Carrying           paid-in                       comprehensive      stockholders'
                                   Shares       value           capital           Deficit            income             equity
                                   ------       -----           -------           -------            ------             ------
Balance,
    September 30, 2000          2,912,000   $ 146,000      $ 13,145,000     $ (10,539,000)        $ 445,000        $ 3,197,000
    Net income                         --          --                --           123,000                --            123,000
    Other accumulated
      comprehensive income:
      Foreign currency
        translation adjustment         --          --                --                --           (34,000)           (34,000)
                                                                                                                   -----------
Total comprehensive income                                                                                         $    89,000
                                ---------   ---------      ------------     -------------         ---------        -----------
Balance,
    December 31, 2000           2,912,000   $ 146,000      $ 13,145,000     $ (10,416,000)        $ 411,000        $ 3,286,000
                                =========   =========      ============     =============         =========        ===========



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                    (NOTE 2)


                                                                                           Three Months Ended December 31,
                                                                                           -------------------------------
                                                                                                    2000              1999
                                                                                           -------------        ----------

Income (loss) from operations                                                                $   123,000        $ (368,000)
Adjustments to reconcile income (loss) from operations
      to cash provided by operations:
      Depreciation and amortization of property and equipment                                     83,000            91,000
      Amortization of product development costs                                                  309,000            79,000
Changes in assets and liabilities:
      Increase (decrease) in assets:
           Receivables                                                                           (74,000)          148,000
           Inventories                                                                           (49,000)           32,000
           Other                                                                                  52,000            26,000
      Increase (decrease) in liabilities:
           Trade payables and accruals                                                          (125,000)          (58,000)
           Taxes payable                                                                          (9,000)          (93,000)
           Deferred revenue                                                                      158,000           580,000
                                                                                             -----------        ----------

           Net cash provided by operations                                                       468,000           437,000
                                                                                             -----------        ----------
Cash flows from investing activities:
      Purchase equipment                                                                         (17,000)          (15,000)
      Software developed for internal use                                                         (2,000)          (76,000)
      Capitalized product development costs                                                     (113,000)         (466,000)
                                                                                             -----------        ----------

           Net cash used by investing activities                                                (132,000)         (557,000)
                                                                                             -----------        ----------
Cash flows from financing activities:
      Net proceeds from bank line of credit                                                           --           332,000
      Debt repayments                                                                            (60,000)               --
                                                                                             -----------        ----------

           Net cash provided (used) by financing activities                                      (60,000)          332,000
                                                                                             -----------        ----------
Increase in cash and cash equivalents                                                            276,000           212,000

Cash and cash equivalents at beginning of period                                                 876,000           296,000
                                                                                             -----------        ----------

Cash and cash equivalents at end of period                                                   $ 1,152,000        $  508,000
                                                                                             ===========        ==========



See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    General Notes

      Certain notes to the September 30, 2000 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended December 31, 2000. Accordingly, reference should be made to the audited financial statements at September 30, 2000.

      In the opinion of the Company, the unaudited consolidated financial statements as of December 31, 2000 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.    Supplemental Cash Flow Information

      The Company paid interest of $66,000 and $52,000 during the three months ended December 31, 2000 and 1999, respectively. Income taxes of $16,000 and $44,000 were paid during the quarters ended December 31, 2000 and 1999, respectively, including foreign income taxes withheld at the source from remittances by customers.

3.    Note Payable to Bank, Subsequent Events

      At December 31, 2000, the Company owed $1,940,000 to Bank of America under a revolving line of credit arrangement secured by accounts and contracts receivable, inventory, general intangibles and certain cash accounts. The note bears interest at Bank of America floating prime rate plus 2% (approximately 13%). The weighted average interest rates were 11.10% for the three months ended December 31, 2000 and 8.94% for the three months ended December 31, 1999.

      In June 2000, Bank of America notified the Company that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to effect a change. Subsequent to that notice, MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance has been steadily reduced from $2,000,000 at September 30, 2000 to $900,000 at September 30, 2001. Bank of America has granted extensions of the credit maturity effective October 2000, January 2001, April 2001, May 2001 and October 2001. With each extension, except October 2001, the Bank also waived the minimum net worth covenant requirement of $3,500,000. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. A further debt payment of $100,000 is required on or before April 1, 2002. In connection with the extension, the Bank revised the $3.5 million minimum net worth covenant with which the Company had not been in compliance. Henceforth, the Company will be required to maintain a minimum net worth of $1,700,000. Balances outstanding under the extension bear interest at Bank of America floating prime plus 7% (approximately 13% presently). Additionally, the extension agreement eliminated subjective acceleration clauses from the original agreements which remain in effect except to the extent amended by the extension documents.

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


4.    Business Segments:

      The Company identifies segments based upon line of business, which results in three reportable segments: Convenience Retailing, Pricing, and Business Development. The Business Development segment includes the former DataMetrix and Postal activities. The Convenience Retailing segment derives its revenues from providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks, primarily in the petroleum industry. In many cases, pricing products are sold within the same customer base applicable to Convenience Retailing. However, Pricing services are directed more towards operational issues rather than retail site location or operation. The Business Development segment derives its revenues primarily from the sales of DataMetrix branded products, including visual mapping information for cities in the United States. The Company's measure of segment profit is operating income. Amortization is specifically assigned to each reported segment as capitalized development costs are written off to segmented cost of sales over their useful economic life. Development of the DataMetrix mapping products was not completed as of December 31, 1999 and, therefore, no amortization was recorded. Depreciation is allocated to each reported segment through pre-determined corporate percentages. Identifiable assets in the Convenience Retailing, Pricing and Business Development segments, which are recorded in the Convenience Retailing segment, are shared resources which are not specifically allocated. All assets acquired are managed as shared resources and are not identifiable to specific reporting segments.

      Comparative business segment information has been reclassified herein to conform with the December 31, 2000 disclosure format. Information on segments and a reconciliation to income before taxes are as follows:

                                                                      S E G M E N T S
                                              ---------------------------------------------------------------------
                                                  CONVENIENCE                         BUSINESS
                                                    RETAILING       PRICING         DEVELOPMENT           TOTAL
                                                  -----------       -------         -----------           -----

QUARTER ENDED DEC 31, 2000
Revenues:
   Information services and
      software maintenance .............      $  3,410,000       $    541,000       $    107,000       $  4,058,000
   Software licensing ..................             6,000             22,000              1,000             29,000
                                              ------------       ------------       ------------       ------------
        Total revenues .................      $  3,416,000       $    563,000       $    108,000       $  4,087,000
                                              ============       ============       ============       ============
   Operating income (loss) .............      $    370,000       $     (2,000)      $   (182,000)      $    186,000
   Other income (expense) ..............      ============       ============       ============            (55,000)
                                                                                                       ------------
   Income before income tax ............                                                               $    131,000
                                                                                                       ============

   Amortization of capitalized
        product development ............      $    181,000         $       --       $     29,000       $    210,000
   Amortization of U.S.
        geographic database ............                --                 --             99,000             99,000
   Depreciation ........................            67,000             12,000              4,000             83,000
   Identifiable assets .................         9,758,000                 --                 --          9,758,000
   Additions to long-lived assets ......            19,000                 --                 --             19,000

QUARTER ENDED DEC 31, 1999
Revenues:
   Information services and
      software maintenance .............      $  3,271,000       $    459,000       $     56,000       $  3,786,000
   Software licensing ..................                --             15,000                 --             15,000
                                              ------------       ------------       ------------       ------------
        Total revenues .................      $  3,271,000       $    474,000       $     56,000       $  3,801,000
                                              ============       ============       ============       ============
   Operating income (loss) .............      $    119,000       $    (43,000)      $   (488,000)      $   (412,000)
                                              ============       ============       ============
   Other income (expense) ..............                                                                     10,000
                                                                                                       ------------
   Loss before income tax ..............                                                               $   (402,000)
                                                                                                       ============

   Amortization ........................      $     73,000       $      6,000         $       --       $     79,000
   Depreciation ........................            73,000              3,000             15,000             91,000
   Identifiable assets .................        10,918,000                 --                 --         10,918,000
   Additions to long-lived assets ......            91,000                 --                 --             91,000

5.    Comprehensive Income

      Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments. Comprehensive income was $89,000 and $(337,000) for the quarters ended December 31, 2000 and 1999, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATION
                     FOR THE QUARTER ENDED DECEMBER 31, 2000


RESULTS OF OPERATIONS

     MPSI reported a net quarterly profit of $123,000 or $.04 per share on revenues of $4.1 million for the three months ended December 31, 2000 compared with a net loss of $368,000 or $.13 per share on revenues of $3.8 million for the comparable quarter ended December 31, 1999. The quarterly results for December 31, 2000 included a severance charge of approximately $250,000 related to the October 2000 completion of an organizational and cost reduction plan which began in November 1999 (severance of $195,000 recorded during the December 31, 1999 quarter). The favorable variances included an improvement in revenues in all three of the Company's business segments, better gross margins from market information database production, and lower operating expenses as discussed in more detail hereinafter.

     The revenue increase of approximately $286,000 (8%) compared with first quarter results last year, although modest in amount, is significant for two reasons:

o First, MPSI enjoyed new business in Europe, South America and the Pacific Rim due to the global release of its Retail Explorer ("REX")(TM) retail modeling software that began in August 2000. These early results are encouraging to management whose expectation is that MPSI will enjoy an orders uplift in its foreign markets similar to that experienced in the United States after REX was released for that operating region in September 1999. As reported in the Company's annual report for fiscal year September 30, 2000, MPSI's US market study volume grew significantly subsequent to the release of REX-US.

o Secondly, MPSI enjoyed a higher percentage of multi-client market study projects during the December 2000 quarter than was the case in the December 1999 quarter, leading to higher gross profit from that product line.

     In October 2001, MPSI's largest customer notified the Company that it would explore other convenience retailing software and data services as a possible alternative to MPSI products. Of the $4.6 million annual revenues derived from that customer in fiscal 2000, approximately $3.2 million related to convenience retailing products and services.


     In addition to reportable revenue increases, MPSI experienced an increase in orders as compared to the previous year's first quarter due to the global REX release and the release of the Company's new pricing software, PriceIt! Pro(TM). Orders of $5.9 million during the December 2000 quarter exceeded by 84% the $3.2 million of orders received during the quarter ended December 1999 and increased MPSI's backlog to $13.4 million at December 31, 2000 compared with $9.7 million at September 30, 2000. Included in the new orders were commitments for Streetback Pricing(TM) and PriceIt! Pro software from Japanese customers. These orders represent the Company's first pricing orders in Japan, a market that has historically been the Company's second largest regional market for retail planning products and services. Deregulation in the Japanese petroleum market, while it delayed some Japanese retail modeling orders during fiscal 2000 due to the initial uncertainties, provides a rich environment for MPSI's pricing products which go to the heart of profit maximization in rapidly changing circumstances.

     MPSI achieved planned improvements in its overall operating costs (cost of sales and operating expense captions combined) which, excluding amortization of capitalized software and severance costs, declined approximately 15% during the December 2000 quarter compared with the December 1999 quarter. This improvement is attributable to a 30% reduction in personnel after completion of REX market study production implementation and completion of the mapping and data products associated with the Company's DataMetrix branded offerings. The cost and organizational changes which took place throughout the fiscal year ended September 30, 2000 and which were completed in October 2000, were aimed not only at reducing costs, but at reducing product delivery times to insure fresher data to our customers, and to facilitate price sensitivity in response to competition. Amortization of capitalized software development of $309,000 during the December 2000 quarter, up from $79,000 in the December 1999 quarter, reflects the completion and release during the fiscal year ended September 30, 2000 of a variety of new and/or enhanced software products (including global REX and PriceIt! Pro) and the market information database of the United States which is marketed under the DataMetrix brand name (Streetback Pricing).

     Other income (net) decreased by approximately $65,000 (to a negative $55,000 at December 31, 2000 compared with a positive $10,000 for the quarter ended December 31, 1999). The net change is principally attributable to higher exchange losses associated with contracts denominated in other than US Dollars in the December 2000 quarter and slightly higher interest rates associated with the outstanding loan balance.

     Income taxes are $42,000 higher as the result of the settlement of an IRS exam during the first quarter of 2000 for an amount less than previously provided. As set forth in the Company's annual report at September 30, 2000, MPSI has tax credit carryforwards available to offset future US income tax and substantial net operating loss carryforwards in certain foreign jurisdictions are available to offset potential income taxes in the respective foreign locations.

 LIQUIDITY AND FINANCIAL CONDITION

     Working capital of $607,000 at December 31, 2000 represented a significant improvement of $494,000 over the $113,000 working capital at September 30, 2000 and was considerably better than the negative working capital of $307,000 at December 31, 1999. Better cash reserves and increased inventory, both associated with the increased orders noted previously, together with reduced operating liabilities, account for the three-month improvement. Current accounts receivable were also higher by $206,000 (5%) but were offset as to their effect on working capital by a similar increase in deferred revenue associated with contractual advanced billings.

     In June 2000, the Company's principal bank, Bank of America, announced its internal plans to substantially reduce its lending exposures in certain industries and to certain customer categories. MPSI fell within the criteria and, accordingly, was notified effective June 30, 2000 that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to effect a change. Subsequent to that notice, MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance has been steadily reduced from $2,000,000 at September 30, 2000 to $900,000 at September 30, 2001 as a result of (1) cash generated from operations, (2) installment payments received on long-term software license agreements (where revenue had been recognized in previous years), and (3) lower capital software development costs following the release of REX globally in the first half of fiscal 2001. The pay downs have continually pressured MPSI's operating liquidity and prevented accumulation of additional cash reserves even though the Company had generated positive cash flow from operations of more than $1.9 million in fiscal 2001. Largely on the basis of the Company's diligent efforts at liquidation, Bank of America has granted extensions of the credit maturity effective October 2000, January 2001, April 2001, May 2001 and October 2001. With each extension, except October 2001, the Bank also waived the $3,500,000 minimum net worth covenant requirement with which the Company had not been in compliance. The latest extension by Bank of America, effective January 6, 2002, was granted concurrent with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. See Note 3 to the consolidated financial statements for additional information about the extension. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the minimum net worth covenant, with which the Company had not been in compliance, down to $1.7 million.

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

     Long-term receivables relate to multi-year software license agreements, some of which may have initial dates as far back as four years ago. This balance is expected to continue to decline as the Company changed its software licensing accounting to comply with recent pronouncements by the Financial Accounting Standards Board. Additionally, the Company may change its licensing methodologies in response to competition which may influence its revenue recognition practices henceforth. See more detailed discussion of these matters in the Company's September 30, 2000 annual report on Form 10-K.

     As set forth in the Consolidated Statements of Cash Flow, along with 7% higher internally generated funds from operations, MPSI spent less on capitalized product development during the December 2000 quarter than it did in the December 1999 quarter. This is principally attributable to the 1999 completion of the DataMetrix products where no similar costs were incurred in the December 2000 quarter. The Statement also shows that, whereas the Company was a net borrower from its bank during the quarter ended December 31, 1999, principally due to the ongoing development of the DataMetrix branded products, MPSI began to repay its debt during the quarter ended December 31, 2000.

----------

Portions of this document may constitute forward-looking statements as defined by federal law. Although the Company believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in the Company's annual report on Form 10-K that is filed with the Securities and Exchange Commission.

                           PART II -- OTHER INFORMATION




Item 1 -- Legal Proceedings -- None.

Item 2 -- Changes in Securities -- None.

Item 3 -- Defaults Upon Senior Securities --

               The registrant's credit facility with Bank of America in the amount of approximately $900,000 became due and payable according to its terms on January 5, 2002. Prior to the due date, the registrant had breached a covenant in the credit facility requiring the maintenance of a minimum net worth. See Note 3 to the consolidated financial statements for additional information about the Company's banking relationship. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the equity covenant down to $1.7 million.

Item 4 -- Submission of Matters to a Vote of Security Holders -- None

Item 5 -- Other Information --

               Nasdaq advised the registrant on January 17, 2001 that it would de-list the registrant's securities from The Nasdaq Stock Market on January 26, 2001 unless the registrant filed its annual report on Form 10-K for the year ended September 30, 2000 on or before January 25, 2001. As the registrant intended to file its Form 10-K upon securing an alternative credit facility, the registrant filed an appeal with Nasdaq, but was unable to file the financial document with the SEC in time to avoid being de-listed. Accordingly, effective close of business February 22, 2001, MPSI's stock was de-listed from The Nasdaq Stock Market and subsequently trades Over the Counter on Pink Sheets.

Item 6 -- Exhibits and Reports on Form 8-K.

                (a)      Exhibit:

                         11.1   Earnings per share computation


                (b) Reports on Form 8-K - No reports on such form were filed during the quarter ended December 31, 2000.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                               MPSI SYSTEMS INC.




Date     February 25, 2002                 By     /s/ Ronald G. Harper
      ------------------------------         ----------------------------------
                                               Ronald G. Harper, President
                                               (Chief Executive Officer) and
                                               Director





Date     February 25, 2002                 By     /s/ James C. Auten
      ------------------------------         ----------------------------------
                                               James C. Auten, Vice President
                                               (Chief Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

   11.1                       Earnings Per Share Computation