Form 10-Q
period 2001-03-31
MPSI SYSTEMS INC
filed 2002-02-26
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the six months ended March 31, 2001             Commission file no. 0-11527




                                MPSI SYSTEMS INC.
 ------------------------------------------------------------------------------
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

Yes    X        No
     -----         -----



Number of shares of common stock outstanding at March 31, 2001 -     2,911,783
                                                                 --------------

                                      INDEX




                                                                                                            Page No.
                                                                                                            --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - March 31, 2001 and September 30, 2000........................             3

           Consolidated Statements of Operations - Three Months and Six Months
                Ended March 31, 2001 and 2000.........................................................             5

           Consolidated Statement of Stockholders' Equity - Six Months
                Ended March 31, 2001..................................................................             6

           Consolidated Statements of Cash Flow -
                Six Months Ended March 31, 2001 and 2000..............................................             7

           Notes To Consolidated Financial Statements.................................................             8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations............................................................            12

Part II.  OTHER INFORMATION (Including Index to Exhibits).............................................            15

SIGNATURES............................................................................................            16

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                        MARCH 31,      SEPTEMBER 30,
ASSETS                                                                    2001             2000
                                                                    ---------------   ---------------
                                                                      (UNAUDITED)
Current assets:

      Cash and cash equivalents                                     $       389,000   $       876,000
      Short-term investments, at cost                                         3,000             3,000
      Receivables:
           Trade, net                                                     4,130,000         3,310,000
           Current portion of long-term receivables, net of
                unamortized discount                                      1,118,000         1,266,000

      Work in process inventory                                              19,000            47,000

      Prepayments                                                            96,000            88,000
                                                                    ---------------   ---------------
                Total current assets                                      5,755,000         5,590,000

Long-term receivables, net of current portion
      and unamortized discount                                              493,000           912,000

Property and equipment, net of accumulated amortization                     988,000         1,046,000

Capitalized product development costs, net                                1,578,000         1,885,000

Other assets                                                                156,000           170,000
                                                                    ---------------   ---------------

                Total assets (Note 3)                               $     8,970,000   $     9,603,000
                                                                    ===============   ===============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)



                                                                            MARCH 31,         SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                           2001              2000
                                                                         ---------------    ---------------
                                                                           (UNAUDITED)
Current liabilities:

      Note payable to bank (Note 3)                                      $     1,840,000    $     2,000,000
      Accounts payable                                                           817,000          1,006,000
      Accrued liabilities                                                      1,003,000          1,187,000
      Deferred revenue                                                         1,644,000          1,284,000
                                                                         ---------------    ---------------
                Total current liabilities                                      5,304,000          5,477,000

Noncurrent deferred revenue                                                      566,000            712,000
Noncurrent deferred income taxes                                                 118,000            121,000
Other noncurrent liabilities                                                      73,000             96,000
                                                                         ---------------    ---------------

                Total liabilities                                              6,061,000          6,406,000
                                                                         ---------------    ---------------

Commitments and contingencies                                                         --                 --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                                     --                 --

      Common Stock, $.05 par value, 20,000,000 shares authorized,
           2,912,000 shares issued and outstanding at
           March 31, 2001 and September 30, 2000                                 146,000            146,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                                     --                 --

      Additional paid-in capital                                              13,145,000         13,145,000

      Deficit                                                                (10,792,000)       (10,539,000)

      Other accumulated comprehensive income                                     410,000            445,000
                                                                         ---------------    ---------------

                Total stockholders' equity                                     2,909,000          3,197,000
                                                                         ---------------    ---------------

                Total liabilities and stockholders' equity               $     8,970,000    $     9,603,000
                                                                         ===============    ===============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31,       SIX MONTHS ENDED MARCH 31,
                                                           ------------------------------    ------------------------------
                                                               2001              2000             2001             2000
                                                           -------------    -------------    -------------    -------------
Revenues:
    Information services and software maintenance          $   3,839,000    $   4,597,000    $   7,897,000    $   8,383,000
    Software licensing                                            32,000          106,000           61,000          121,000
                                                           -------------    -------------    -------------    -------------

       Total revenues                                          3,871,000        4,703,000        7,958,000        8,504,000
                                                           -------------    -------------    -------------    -------------

Cost of Sales:
    Information services and software maintenance              1,497,000        1,786,000        2,676,000        3,161,000
    Software licensing                                           166,000          137,000          376,000          216,000
                                                           -------------    -------------    -------------    -------------

          Total cost of sales                                  1,663,000        1,923,000        3,052,000        3,377,000
                                                           -------------    -------------    -------------    -------------

       Gross profit                                            2,208,000        2,780,000        4,906,000        5,127,000
Operating expenses:
    General and administrative                                   744,000          816,000        1,664,000        1,775,000
    Marketing and client services                              1,327,000        1,691,000        2,588,000        3,173,000
    Research and development                                     335,000          339,000          666,000          657,000
                                                           -------------    -------------    -------------    -------------

       Total operating expenses                                2,406,000        2,846,000        4,918,000        5,605,000
                                                           -------------    -------------    -------------    -------------

       Operating loss                                           (198,000)         (66,000)         (12,000)        (478,000)
Other income (expense):
    Interest income                                               25,000           45,000           57,000           83,000
    Interest expense                                            (175,000)        (120,000)        (241,000)        (172,000)
    Gain (loss) on foreign exchange                              (16,000)         (10,000)         (38,000)          13,000
    Other, net                                                    11,000            2,000           12,000            3,000
                                                           -------------    -------------    -------------    -------------

       Loss before income taxes                                 (353,000)        (149,000)        (222,000)        (551,000)
Provision for income taxes                                        23,000           33,000           31,000           (1,000)
                                                           -------------    -------------    -------------    -------------

       Net loss                                            $    (376,000)   $    (182,000)   $    (253,000)   $    (550,000)
                                                           =============    =============    =============    =============

Per Share:
    Basic and diluted loss
         per common share                                  $        (.13)   $        (.06)   $        (.09)   $        (.19)
    Shares Outstanding:
       Basic                                                   2,912,000        2,866,000        2,912,000        2,857,000
       Diluted                                                 2,912,000        2,866,000        2,912,000        2,857,000

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)



                                                                                                       OTHER
                                             COMMON STOCK            ADDITIONAL                     ACCUMULATED        TOTAL
                                     ----------------------------      PAID-IN                     COMPREHENSIVE   STOCKHOLDERS'
                                        SHARES          AMOUNT         CAPITAL        DEFICIT         INCOME          EQUITY
                                     ------------    ------------   ------------   -------------   -------------   ------------
Balance,
    September 30, 2000                  2,912,000    $    146,000   $ 13,145,000   $(10,539,000)   $    445,000    $  3,197,000

    Net loss                                   --              --             --       (253,000)             --        (253,000)
    Other accumulated
        comprehensive
        income:
        Foreign currency
            translation adjustment             --              --             --             --         (35,000)        (35,000)
                                                                                                                   ------------
Total comprehensive loss                                                                                           $   (288,000)
                                     ------------    ------------   ------------   ------------    ------------    ------------
Balance,
    March 31, 2001                      2,912,000    $    146,000   $ 13,145,000   $(10,792,000)   $    410,000    $  2,909,000
                                     ============    ============   ============   ============    ============    ============




See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)



                                                                                     SIX MONTHS ENDED MARCH 31,
                                                                                   ------------------------------
                                                                                       2001             2000
                                                                                   -------------    -------------
Loss from operations                                                               $    (253,000)   $    (550,000)

Adjustments to reconcile loss from operations to cash provided by operations:
      Depreciation and amortization of property and equipment                            167,000          223,000
      Amortization of product development costs                                          573,000          280,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                                  (254,000)          74,000
           Inventories                                                                    28,000           34,000
           Other                                                                           6,000           37,000
      Increase (decrease) in liabilities:
           Trade payables and accruals                                                  (413,000)          39,000
           Taxes payable                                                                 (26,000)         (97,000)
           Deferred revenue                                                              214,000          355,000
                                                                                   -------------    -------------

           Net cash provided by operating activities                                      42,000          395,000
                                                                                   -------------    -------------

Cash flows from investing activities:
      Purchase equipment                                                                 (63,000)         (54,000)
      Software developed for internal use                                                (37,000)        (107,000)
      Capitalized product development costs                                             (269,000)        (679,000)
                                                                                   -------------    -------------

           Net cash used by investing activities                                        (369,000)        (840,000)
                                                                                   -------------    -------------

Cash flows from financing activities:
      Net proceeds from bank line of credit                                                   --          332,000
      Debt repayments                                                                   (160,000)              --
      Proceeds from exercised stock options                                                   --           70,000
                                                                                   -------------    -------------

           Net cash provided (used) by financing activities                             (160,000)         402,000
                                                                                   -------------    -------------

Decrease in cash and cash equivalents                                                   (487,000)         (43,000)

Cash and cash equivalents at beginning of period                                         876,000          296,000
                                                                                   -------------    -------------

Cash and cash equivalents at end of period                                         $     389,000    $     253,000
                                                                                   =============    =============



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL NOTES:

         Certain notes to the September 30, 2000 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the six months ended March 31, 2001. Accordingly, reference should be made to the audited financial statements at September 30, 2000.

         In the opinion of the Company, the unaudited consolidated financial statements as of March 31, 2001 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


2.       SUPPLEMENTAL CASH FLOW INFORMATION:

         The Company paid interest of $241,000 and $172,000 during the six months ended March 31, 2001 and 2000, respectively. Income taxes of $56,000 and $97,000 were paid during the six months ended March 31, 2001 and 2000, respectively.

3.       NOTE PAYABLE TO BANK, SUBSEQUENT EVENTS:

         At March 31, 2001, the Company owed $1,840,000 to Bank of America under a revolving line of credit arrangement secured by accounts and contracts receivable, inventory, general intangibles and certain cash accounts. The note bears interest at Bank of America floating prime rate plus 3% (approximately 12%). The weighted average interest rates were 12.69% for the six months ended March 31, 2001 and 9.59% for the six months ended March 31, 2000.

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

Comparative business segment information has been reclassified herein to conform with the March 31, 2001 disclosure format. Information on segments and a reconciliation to income before taxes are as follows:


                                                                          SEGMENTS
                                                ------------------------------------------------------------
                                                CONVENIENCE                       BUSINESS
                                                 RETAILING         PRICING      DEVELOPMENT         TOTAL
                                                ------------    ------------    ------------    ------------
QUARTER ENDED MARCH 31, 2001
Revenues:
   Information services and
      software maintenance ..................   $  3,180,000    $    515,000    $    144,000    $  3,839,000
   Software licensing .......................         29,000              --           3,000          32,000
                                                ------------    ------------    ------------    ------------

        Total revenues ......................   $  3,209,000    $    515,000    $    147,000    $  3,871,000
                                                ============    ============    ============    ============
   Operating income (loss) ..................   $      2,000    $    (76,000)   $   (124,000)   $   (198,000)
                                                ============    ============    ============
   Other income (expense) ...................                                                       (155,000)
                                                                                                ------------
   Loss before income tax ...................                                                   $   (353,000)
                                                                                                ============

   Amortization of capitalized
        product development .................   $    136,000    $         --    $     29,000    $    165,000
   Amortization of U.S.
        geographic database .................             --              --          99,000          99,000
   Depreciation .............................         67,000          13,000           4,000          84,000
   Identifiable assets ......................      8,970,000              --              --       8,970,000
   Additions to long-lived assets ...........         81,000              --              --          81,000

QUARTER ENDED MARCH 31, 2000
Revenues:
   Information services and
      software maintenance ..................   $  3,600,000    $    733,000    $    264,000    $  4,597,000
   Software licensing .......................         14,000          91,000           1,000         106,000
                                                ------------    ------------    ------------    ------------
        Total revenues ......................   $  3,614,000    $    824,000    $    265,000    $  4,703,000
                                                ============    ============    ============    ============
   Operating income (loss) ..................   $    294,000    $    144,000    $   (504,000)   $    (66,000)
                                                ============    ============    ============
   Other income (expense) ...................                                                        (83,000)
                                                                                                ------------
   Loss before income tax ...................                                                   $   (149,000)
                                                                                                ============

   Amortization of capitalized
        product development .................   $    120,000    $      5,000    $     10,000    $    135,000
   Amortization of U.S.
        geographic database .................             --              --          66,000          66,000
   Depreciation .............................        109,000           4,000          20,000         133,000
   Identifiable assets ......................     10,665,000              --              --      10,665,000
   Additions to long-lived assets ...........         70,000              --              --          70,000

Information on segments and a reconciliation to income (loss) before taxes for the six months ended March 31, 2001 and March 31, 2000 are as follows:



                                                                               SEGMENTS
                                                     ------------------------------------------------------------
                                                     CONVENIENCE                       BUSINESS
                                                      RETAILING         PRICING       DEVELOPMENT        TOTAL
                                                     ------------    ------------    ------------    ------------
SIX MONTHS ENDED MARCH 31, 2001
Revenues:
 Information services and
    software maintenance .........................   $  6,590,000    $  1,056,000    $    251,000    $  7,897,000
 Software licensing ..............................         35,000          22,000           4,000          61,000
                                                     ------------    ------------    ------------    ------------
      Total revenues .............................   $  6,625,000    $  1,078,000    $    255,000    $  7,958,000
                                                     ============    ============    ============    ============
 Operating income (loss) .........................   $    372,000    $    (78,000)   $   (306,000)   $    (12,000)
                                                     ============    ============    ============
 Other income (expense) ..........................                                                       (210,000)
                                                                                                     ------------
 Loss before income tax ..........................                                                   $   (222,000)
                                                                                                     ============

 Amortization of capitalized
      product development ........................   $    317,000    $         --    $     58,000    $    375,000
 Amortization of U.S.
      geographic database ........................             --              --         198,000         198,000
 Depreciation ....................................        134,000          25,000           8,000         167,000
 Identifiable assets .............................      8,970,000              --              --       8,970,000
 Additions to long-lived assets ..................        100,000              --              --         100,000

SIX MONTHS ENDED MARCH 31, 2000
Revenues:
 Information services and
    software maintenance .........................   $  6,871,000    $  1,192,000    $    320,000    $  8,383,000
 Software licensing ..............................         14,000         106,000           1,000         121,000
                                                     ------------    ------------    ------------    ------------
      Total revenues .............................   $  6,885,000    $  1,298,000    $    321,000    $  8,504,000
                                                     ============    ============    ============    ============
 Operating income (loss) .........................   $    413,000    $    101,000    $   (992,000)   $   (478,000)
                                                     ============    ============    ============
 Other income (expense) ..........................                                                        (73,000)
                                                                                                     ------------
 Loss before income tax ..........................                                                   $   (551,000)
                                                                                                     ============

 Amortization of capitalized
      product development ........................   $    193,000    $     11,000    $     10,000    $    214,000
 Amortization of U.S.
      geographic .................................             --              --          66,000          66,000
 Depreciation ....................................        181,000           7,000          35,000         223,000
 Identifiable assets .............................     10,665,000              --              --      10,665,000
 Additions to long-lived assets ..................        161,000              --              --         161,000

5.   COMPREHENSIVE INCOME

     Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

     Comprehensive loss was $(377,000) and $(219,000) for the quarters ended March 31, 2001 and 2000, respectively. For the six months ended March 31, 2001 and 2000, comprehensive loss was $(288,000) and $(555,000), respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS. MPSI reported a net loss of $376,000 or $.13 per share on revenues of $3.9 million for the quarter ended March 31, 2001 compared with a net loss of $182,000 or $.06 per share on revenues of $4.7 million for the comparable quarter last year. For the six months ended March 31, 2001, MPSI reported a net loss of $253,000 or $.09 per share on revenues of $8.0 million. This compared with a net loss of $550,000 or $.19 per share on revenues of $8.5 million for the comparable six months of last fiscal year. As discussed in more detail below, while revenues for the quarter and six months ended March 31, 2001 were down as compared with last year, operating expenses decreased significantly due to downsizing which occurred in the U.S. offices during fiscal 2000. During the first fiscal quarter of 2001 approximately $250,000 of non-recurring expenses were charged to operations for severance costs related to the final phase of a year-long organizational and cost reduction program.

     CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $3,209,000, and $3,614,000 for the fiscal quarters ended March 31, 2001 and 2000, respectively, with corresponding operating profits of $2,000 and $294,000. The decline in revenues ($405,000) and profitability ($292,000) for the second fiscal quarter of 2001, as compared with 2000, is primarily attributable to continuing price reductions being offered as new software technology is released globally. The Company was able to reduce prices 35% on average for U.S. customers in fiscal 2000 and expects to be similarly competitive in foreign arenas. These reductions have been offset somewhat by cost reductions implemented in fiscal 2000 that were completed in the first fiscal quarter of fiscal 2001. Revenues for the six months ended March 31, 2001 and 2000 were $6,625,000 and $6,885,000, respectively. Operating income for the six months ended March 31, 2001 was $372,000 as compared to an operating income of $413,000 for the comparable six-month period last year. Although revenues decreased $260,000 for the reasons noted herein, operating income decreased by only $41,000 as a result of further cost cutting measures implemented during the first fiscal quarter. The Company has experienced a 71% increase in orders through the first six months of fiscal 2001 compared with the same period last year. Management attributes this upsurge to the attractive attributes of the new Retail Explorer ("REX")(TM) technology and to the Company's revised pricing policies. The timing of new or renewed market study orders can have a substantial impact upon reported revenues and net income between accounting periods.

     In October 2001, MPSI's largest customer notified the Company that it would explore other convenience retailing software and data services as a possible alternative to MPSI products. Of the $4.6 million annual revenues derived from that customer in fiscal 2000, approximately $3.2 million related to convenience retailing products and services.

     PRICING SEGMENT. Revenues of $515,000 for the quarter ended March 31, 2001, as compared to $824,000 during the same quarter last fiscal year are down $309,000 primarily due to the timing of orders. The Company experienced an operating loss of $76,000 for the second fiscal quarter of 2001 compared to an operating income of $144,000 during the comparable quarter last year. Revenues for the six months ended March 31, 2001 of $1,078,000 declined as compared to revenues of $1,298,000 reported for the six months ended March 31, 2000. This segment reported an operating loss of $78,000 for the six months ended March 31, 2001 as compared to an operating income of $101,000 for the comparable period last year. Because this segment deals with a relatively small number of high dollar projects, timing of client pilot tests and orders can substantially affect period results.

     BUSINESS DEVELOPMENT SEGMENT. This unit (which continues to market mapping products under the DataMetrix brand and is in the process of developing products which will be marketed through the internet) generated revenues of $147,000 during the fiscal quarter ended March 31, 2001 as compared with $265,000 during the comparable period last fiscal year. Business Development incurred an operating loss of $124,000 for the quarter ended March 31, 2001 as compared with an operating loss of $504,000 during the same fiscal quarter last year. The improvement in operations is a result of reduced personnel costs in DataMetrix.

     For the six months ended March 31, 2001 and 2000, respectively, Business Development generated revenues of $251,000 and $320,000 with related operating losses of $306,000 and $992,000. This unit has not yet achieved critical mass which has resulted in continuing, although reduced, losses.

     CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $2,406,000 for the quarter ended March 31, 2001 as compared with $2,846,000 during the same quarter last fiscal year. For the six months ended March 31, 2001, consolidated operating expenses were $4,918,000 as compared with $5,605,000 for the same period last fiscal year.

     Consolidated general and administrative expenses for the quarter ended March 31, 2001 were down approximately $72,000 (9%) as compared to the same fiscal quarter of last year. General and administrative expenses for the six months ended March 31, 2001 were down approximately $111,000 (6%) as compared to the same period last fiscal year. The decline in costs for the quarter and six months were the result of reduced costs associated with severance which took place during the second fiscal quarter of 2000.

     Consolidated marketing and client service expenses for the quarter ended March 31, 2001 were down $364,000 (22%) as compared to the same fiscal quarter of last year. For the six months ended March 31, 2001, expenses were down approximately $585,000 (18%) as compared with the same fiscal periods of last year. Consolidated marketing expenses have been significantly reduced as a result of (1) focused target marketing on major global petroleum marketers, and
(2) increased reliance on value-added resellers to service smaller customers. Additionally, the Company has adjusted its selling and marketing objectives to accommodate for changes in product offerings and the marketplace, and has realigned personnel to meet those objectives.

     Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter and six months ended March 31, 2001, were comparable with the same fiscal periods last year. Total costs associated with product development and maintenance of existing products have been reduced as a result of new technology policies which seek to produce modular products which are easier to develop, less costly to customize and maintain, and can more readily be transported to other vertical market applications.

     OTHER INCOME AND EXPENSES. Interest expense of $175,000 and $241,000 was higher during the quarter and six months ended March 31, 2001, respectively, as compared to $120,000 and $172,000 for the comparable periods last fiscal year. The additional expense relates to increased carrying charges assessed by vendors. The Company is typically a net borrower during its first two fiscal quarters as a result of the timing of client orders. Additionally, revenues were down as the result of more competitive pricing as compared to last fiscal year, which had an adverse impact on billings and cash flows.

     MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling ). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced exchange gains (losses) of approximately $(16,000) and $(38,000) during the quarter and six months ended March 31, 2001 respectively, as compared to $(10,000) and $13,000 for the comparable periods last fiscal year. Although MPSI anticipates continuing exposure to exchange fluctuations, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge their foreign currency risks.

     INCOME TAXES. Income taxes for the quarter and six months ended March 31, 2001 were $23,000 and $31,000, respectively, as compared to $33,000 and $(1,000)
for the same fiscal periods last year. The changes in income taxes are primarily due to (a) foreign taxes withheld at the source by customers and (b) settlement of an IRS tax audit (for which the Company had accrued approximately $60,000 at September 30, 1999 against an ultimately lower settlement which resulted in a favorable adjustment of approximately $45,000 in the first fiscal quarter of
2000). The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital, the Company's primary measure of liquidity, was $451,000 at March 31, 2001 as compared with $113,000 at September 30, 2000 and was considerably better than the negative working capital of $366,000 at March 31, 2000. Generally, the increase in liquidity is principally attributable to (a) reduced operating expenses related to the downsizing and reorganization, and (b) reductions in production costs associated with the REX software and the related databases. Although at March 31, 2001 cash decreased by approximately $487,000 compared with September 30, 2000, net trade receivables increased $672,000 as a result of orders received and invoices prepared late in the second quarter. Additionally, the Company was able to reduce its corporate working capital debt by $160,000 during the first six months of fiscal 2001.

     Accounts payable and accrued liabilities were reduced by approximately $373,000 during the first six months of fiscal 2001. The reductions in corporate debt and other current liabilities were somewhat offset by an increase in deferred revenue of approximately $360,000 as a result of orders received late in the second fiscal quarter of 2001. While increases in deferred revenue have the effect of lowering working capital, such increases do not require commensurate cash outflows as is the case with other current liability accounts.

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

     Capitalized product development expenditures for the six months ended March 31, 2001 were $269,000 compared with $679,000 in the same period last year. The fiscal year 2001 capitalized costs principally reflect completion of the REX generic global system, initial work on the REX updates and the Company's internet product offering. The internet offering is intended to open up access to many smaller clients who have traditionally not been able to utilize the Company's technology due to price or computer system constraints.

     MPSI's backlog of market studies at March 31, 2001 in the amount of approximately $12.3 million, ($8.2 million at September 30, 2000), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent a significant amount of the estimated revenues for fiscal year 2001. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4.

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




                                           MPSI SYSTEMS INC.




Date   February 25, 2002                   By  /s/ Ronald G. Harper
      -------------------                     --------------------------------
                                              Ronald G. Harper, President
                                              (Chief Executive Officer) and
                                              Director





Date   February 25, 2002                   By  /s/ James C. Auten
      -------------------                     --------------------------------
                                              James C. Auten, Vice President
                                              (Chief Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
11.1            Earnings Per Share Computation