Form 10-Q
period 2001-06-30
MPSI SYSTEMS INC
filed 2002-02-26
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the nine months ended June 30, 2001              Commission file no. 0-11527




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


Yes  X       No     .
   -----       -----



Number of shares of common stock outstanding at June 30, 2001 -        2,911,781
                                                               -----------------

                                      INDEX


                                                                                                            Page No.
                                                                                                            --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - June 30, 2001 and September 30, 2000 ........................             3

           Consolidated Statements of Operations - Three Months and Nine Months
                Ended June 30, 2001 and 2000 .........................................................             5

           Consolidated Statement of Stockholders' Equity - Nine Months
                Ended June 30, 2001 ..................................................................             6

           Consolidated Statements of Cash Flow -
                Nine Months Ended June 30, 2001 and 2000 .............................................             7

           Notes To Consolidated Financial Statements ................................................             8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...........................................................            12


Part II.  OTHER INFORMATION (Including Index to Exhibits) ............................................            15


SIGNATURES      ......................................................................................            16

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                      JUNE 30,      SEPTEMBER 30,
                                                                       2001             2000
                                                                   -------------    -------------
                                                                    (UNAUDITED)
Current assets:

      Cash and cash equivalents                                    $   1,190,000    $     876,000
      Short-term investments, at cost                                      3,000            3,000
      Receivables:
           Trade, net                                                  2,380,000        3,310,000
           Current portion of long-term receivables, net of
                unamortized discount                                     579,000        1,266,000

      Work in process inventory                                           68,000           47,000

      Prepayments                                                         75,000           88,000
                                                                   -------------    -------------
                Total current assets                                   4,295,000        5,590,000

Long-term receivables, net of current portion
      and unamortized discount                                           532,000          912,000

Property and equipment, net of accumulated amortization                1,026,000        1,046,000

Capitalized product development costs, net                             1,530,000        1,885,000

Other assets                                                             156,000          170,000
                                                                   -------------    -------------

                Total assets (Note 3)                              $   7,539,000    $   9,603,000
                                                                   =============    =============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             JUNE 30,         SEPTEMBER 30,
                                                                              2001               2000
                                                                          --------------     --------------
                                                                           (unaudited)
Current liabilities:

      Note payable to bank (Note 3)                                       $    1,200,000     $    2,000,000
      Accounts payable                                                           637,000          1,006,000
      Accrued liabilities                                                      1,065,000          1,187,000
      Deferred revenue                                                         1,441,000          1,284,000
                                                                          --------------     --------------
                Total current liabilities                                      4,343,000          5,477,000

Noncurrent deferred revenue                                                      577,000            712,000
Noncurrent deferred income taxes                                                 116,000            121,000
Other noncurrent liabilities                                                      60,000             96,000
                                                                          --------------     --------------

                Total liabilities                                              5,096,000          6,406,000
                                                                          --------------     --------------

Commitments and contingencies                                                         --                 --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                                     --                 --

      Common Stock, $.05 par value, 20,000,000 shares authorized,
            2,912,000 shares issued and outstanding at
           June 30, 2001 and September 30, 2000                                  146,000            146,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                                     --                 --

      Additional paid-in capital                                              13,145,000         13,145,000

      Deficit                                                                (11,265,000)       (10,539,000)

      Other accumulated comprehensive income                                     417,000            445,000
                                                                          --------------     --------------

                Total stockholders' equity                                     2,443,000          3,197,000
                                                                          --------------     --------------

                Total liabilities and stockholders' equity                $    7,539,000     $    9,603,000
                                                                          ==============     ==============



See accompanying notes to consolidated financial statements

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                                               2001              2000              2001               2000
                                                           -------------     -------------     -------------     -------------
Revenues:
    Information services and software maintenance          $   3,475,000     $   5,192,000     $  11,372,000     $  13,575,000
    Software licensing                                            30,000           251,000            91,000           372,000
                                                           -------------     -------------     -------------     -------------

       Total revenues                                          3,505,000         5,443,000        11,463,000        13,947,000
                                                           -------------     -------------     -------------     -------------

Cost of Sales:
    Information services and software maintenance              1,360,000         1,967,000         4,036,000         5,128,000
    Software licensing                                           159,000           160,000           535,000           376,000
                                                           -------------     -------------     -------------     -------------

          Total cost of sales                                  1,519,000         2,127,000         4,571,000         5,504,000
                                                           -------------     -------------     -------------     -------------

       Gross profit                                            1,986,000         3,316,000         6,892,000         8,443,000
Operating expenses:
    General and administrative                                   719,000           936,000         2,383,000         2,711,000
    Marketing and client services                              1,362,000         1,365,000         3,950,000         4,538,000
    Research and development                                     271,000           262,000           937,000           919,000
                                                           -------------     -------------     -------------     -------------

       Total operating expenses                                2,352,000         2,563,000         7,270,000         8,168,000
                                                           -------------     -------------     -------------     -------------

       Operating income (loss)                                  (366,000)          753,000          (378,000)          275,000
Other income (expense):
    Interest income                                               20,000            48,000            77,000           131,000
    Interest expense                                             (80,000)         (103,000)         (321,000)         (275,000)
    Loss on foreign exchange                                     (25,000)          (31,000)          (63,000)          (18,000)
    Other, net                                                     1,000           (93,000)           13,000           (90,000)
                                                           -------------     -------------     -------------     -------------

       Income (loss) before income taxes                        (450,000)          574,000          (672,000)           23,000
Provision for income taxes                                        23,000            14,000            54,000            13,000
                                                           -------------     -------------     -------------     -------------

       Net income (loss)                                   $    (473,000)    $     560,000     $    (726,000)    $      10,000
                                                           =============     =============     =============     =============

Per share:
    Basic income (loss)                                    $        (.16)    $         .19     $        (.25)    $         .00
    Diluted income (loss)                                  $        (.16)    $         .19     $        (.25)    $         .00
Shares Outstanding:
    Basic                                                      2,912,000         2,912,000         2,912,000         2,878,000
    Diluted                                                    2,912,000         2,923,000         2,912,000         2,900,000


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                     OTHER
                                        COMMON STOCK               ADDITIONAL                      ACCUMULATED           TOTAL
                               -------------------------------       PAID-IN                      COMPREHENSIVE      STOCKHOLDERS'
                                  SHARES            AMOUNT           CAPITAL         DEFICIT          INCOME            EQUITY
                               -------------     -------------    -------------   -------------    -------------     -------------
Balance,
  September 30,
    2000                           2,912,000     $     146,000    $  13,145,000   $ (10,539,000)   $     445,000     $   3,197,000
  Net loss                                --                --               --        (726,000)              --          (726,000)
  Other accumulated
    comprehensive
    income:
    Foreign currency
      translation adjustment              --                --               --              --          (28,000)          (28,000)
                                                                                                                     -------------
Total comprehensive loss                                                                                             $    (754,000)
                               -------------     -------------    -------------   -------------    -------------     -------------
Balance,
  June 30, 2001                    2,912,000     $     146,000    $  13,145,000   $ (11,265,000)   $     417,000     $   2,443,000
                               =============     =============    =============   =============    =============     =============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                        2001               2000
                                                                                    -------------     -------------
Income (loss) from operations                                                       $    (726,000)    $      10,000

Adjustments to reconcile net income (loss) from operations to cash provided by operations:
      Depreciation and amortization of property and equipment                             238,000           327,000
      Amortization of product development costs                                           830,000           540,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                                  1,996,000           287,000
           Inventories                                                                    (21,000)           10,000
           Other assets                                                                    26,000            35,000
      Increase (decrease) in liabilities:
           Trade payables and accruals                                                   (529,000)          181,000
           Taxes payable                                                                  (30,000)         (106,000)
           Deferred revenue                                                                22,000          (364,000)
                                                                                    -------------     -------------

           Net cash provided by operating activities                                    1,806,000           920,000
                                                                                    -------------     -------------

Cash flows from investing activities:
      Proceeds from asset dispositions                                                         --            25,000
      Purchase equipment                                                                 (114,000)          (80,000)
      Software developed for internal use                                                (100,000)         (107,000)
      Capitalized product development costs                                              (478,000)         (880,000)
                                                                                    -------------     -------------

           Net cash used by investing activities                                         (692,000)       (1,042,000)
                                                                                    -------------     -------------

Cash flows from financing activities:
      Exercise of stock options                                                                --            70,000
      Net proceeds from bank line of credit                                                    --           425,000
      Debt repayments                                                                    (800,000)               --
                                                                                    -------------     -------------

           Net cash provided (used) by financing activities                              (800,000)          495,000
                                                                                    -------------     -------------

Increase in cash and cash equivalents                                                     314,000           373,000

Cash and cash equivalents at beginning of period                                          876,000           296,000
                                                                                    -------------     -------------

Cash and cash equivalents at end of period                                          $   1,190,000     $     669,000
                                                                                    =============     =============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    GENERAL NOTES:

      Certain notes to the September 30, 2000 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the nine months ended June 30, 2001. Accordingly, reference should be made to the audited financial statements at September 30, 2000.

      In the opinion of the Company, the unaudited consolidated financial statements as of June 30, 2001 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of new or renewed long-term software license agreements, with the normally attendant market study orders, can have a substantial impact upon reported revenues and net income between accounting periods.

2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $321,000 and $275,000 during the nine months ended June 30, 2001 and 2000, respectively. Net income taxes of $84,000 and $119,000 were paid during the same respective periods.

3.    NOTE PAYABLE TO BANK, SUBSEQUENT EVENTS:

      At June 30, 2001, the Company owed $1,200,000 to Bank of America under a revolving line of credit arrangement secured by accounts and contracts receivable, inventory, general intangibles and certain cash accounts. The note bears interest at Bank of America floating prime rate plus 5% (approximately 13%). The weighted average interest rates were 14.45% for the nine months ended June 30, 2001 and 9.85% for the nine months ended June 30, 2000.

      In June 2000, Bank of America notified the Company that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to effect a change. Subsequent to that notice, MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance has been steadily reduced from $2,000,000 at September 30, 2000 to $900,000 at September 30, 2001. Bank of America has granted extensions of the credit maturity effective October 2000, January 2001, April 2001, May 2001 and October 2001. With each extension, except October 2001, the Bank also waived the minimum net worth covenant requirement of $3,500,000. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. A further debt payment of $100,000 is required on or before April 1, 2002. In connection with the extension, the Bank revised the $3.5 million minimum net worth covenant with which the Company had not been in compliance. Henceforth, the Company will be required to maintain a minimum net worth of $1,700,000. Balances outstanding under the extension bear interest at Bank of America floating prime plus 7% (approximately 13% presently). Additionally, the extension agreement eliminated subjective acceleration clauses from the original agreements, which remain in effect except to the extent amended by the extension documents.

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

      Comparative business segment information has been reclassified herein to conform with the June 30, 2001 disclosure format. Information on segments and a reconciliation to income (loss) before taxes for the quarters ended June 30, 2001 and 2000 are as follows:

                                                                                SEGMENTS
                                                   -------------------------------------------------------------------
                                                    CONVENIENCE                          BUSINESS
                                                     RETAILING          PRICING         DEVELOPMENT          TOTAL
                                                   -------------     -------------     -------------     -------------
      QUARTER ENDED JUNE 30, 2001
      Revenues:
         Information services and
            software maintenance                   $   2,922,000     $     457,000     $      96,000     $   3,475,000
         Software licensing                               28,000                --             2,000            30,000
                                                   -------------     -------------     -------------     -------------
              Total revenues                       $   2,950,000     $     457,000     $      98,000     $   3,505,000
                                                   =============     =============     =============     =============
         Operating loss                            $     (37,000)    $    (120,000)    $    (209,000)    $    (366,000)
                                                   =============     =============     =============
         Other income (expense)                                                                                (84,000)
                                                                                                         -------------
         Loss before income tax                                                                          $    (450,000)
         Amortization of capitalized
              product development                  $     129,000     $          --     $      29,000     $     158,000
         Amortization of U.S.
              geographic database                             --                --            99,000            99,000
         Depreciation                                     56,000            11,000             4,000            71,000
         Identifiable assets                           7,539,000                --                --         7,539,000
         Additions to long-lived assets                  114,000                --                --           114,000
      QUARTER ENDED JUNE 30, 2000
      Revenues:
         Information services and
            software maintenance                   $   4,670,000     $     382,000     $     140,000     $   5,192,000
         Software licensing                               77,000           174,000                --           251,000
                                                   -------------     -------------     -------------     -------------
              Total revenues                       $   4,747,000     $     556,000     $     140,000     $   5,443,000
                                                   =============     =============     =============     =============
         Operating income (loss)                   $   1,366,000     $       9,000     $    (622,000)    $     753,000
                                                   =============     =============     =============
         Other income (expense)                                                                               (179,000)
                                                                                                         -------------
         Income before income tax                                                                        $     574,000
         Amortization of capitalized
              product development                  $     143,000     $       2,000     $      16,000     $     161,000
         Amortization of U.S.
              geographic database                             --                --            99,000            99,000
         Depreciation                                     83,000             3,000            18,000           104,000
         Identifiable assets                          10,729,000                --                --        10,729,000
         Additions to long-lived assets                   26,000                --                --            26,000

      Information on segments and a reconciliation to income before taxes for the nine months ended June 30, 2001 and 2000 are as follows:

                                                                               SEGMENTS
                                                      -------------------------------------------------------------------
                                                       CONVENIENCE                          BUSINESS
                                                        RETAILING         PRICING          DEVELOPMENT          TOTAL
                                                      -------------     -------------     -------------     -------------
NINE MONTHS ENDED JUNE 30, 2001
     Revenues:
         Information services and
            software maintenance                      $   9,512,000     $   1,513,000     $     347,000     $  11,372,000
         Software licensing                                  63,000            22,000             6,000            91,000
                                                      -------------     -------------     -------------     -------------
              Total revenues                          $   9,575,000     $   1,535,000     $     353,000     $  11,463,000
                                                      =============     =============     =============     =============
         Operating income (loss)                      $     335,000     $    (198,000)    $    (515,000)    $    (378,000)
                                                      =============     =============     =============
         Other income (expense)                                                                                  (294,000)
                                                                                                            -------------
         Loss before income tax                                                                             $    (672,000)
                                                                                                            =============

         Amortization of capitalized
              product development                     $     446,000     $          --     $      87,000     $     533,000
         Amortization of U.S.
              geographic database                                --                --           297,000           297,000
         Depreciation                                       190,000            36,000            12,000           238,000
         Identifiable assets                              7,539,000                --                --         7,539,000
         Additions to long-lived assets                     214,000                --                --           214,000

NINE MONTHS ENDED JUNE 30, 2000
     Revenues:
         Information services and
            software maintenance                      $  11,541,000     $   1,574,000     $     460,000     $  13,575,000
         Software licensing                                  91,000           280,000             1,000           372,000
                                                      -------------     -------------     -------------     -------------
              Total revenues                          $  11,632,000     $   1,854,000     $     461,000     $  13,947,000
                                                      =============     =============     =============     =============
         Operating income (loss)                      $   1,779,000     $     110,000     $  (1,614,000)    $     275,000
                                                      =============     =============     =============
         Other income (expense)                                                                                  (252,000)
                                                                                                            -------------
         Income before income tax                                                                           $      23,000
                                                                                                            =============

         Amortization of capitalized
              product development                     $     336,000     $      13,000     $      26,000     $     375,000
         Amortization of U.S.
              geographic database                                --                --           165,000           165,000
         Depreciation                                       264,000            10,000            53,000           327,000
         Identifiable assets                             10,729,000                --                --        10,729,000
         Additions to long-lived assets                     187,000                --                --           187,000

5.    COMPREHENSIVE INCOME

      Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

      Comprehensive income (loss) was $(466,000) and $564,000 for the quarters ended June 30, 2001 and 2000, respectively. For the nine months ended June 30, 2001 and 2000, comprehensive income (loss) was $(754,000) and $9,000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS. MPSI reported a net loss of $473,000 or $.16 per share on revenues of $3.5 million for the quarter ended June 30, 2001 compared with net income of $560,000 or $.19 per share on revenues of $5.4 million for the comparable quarter last year. For the nine months ended June 30, 2001 MPSI reported a net loss of $726,000 or $.25 per share on revenues of $11.5 million. This compared with net income of $10,000 or $.00 per share on revenues of $13.9 million for the comparable nine months of last fiscal year. As discussed in more detail below, while revenues for the quarter and nine months ended June 30, 2001 were down as compared with last year, operating expenses decreased significantly due to downsizing and cost reduction programs which occurred during fiscal 2000.

     CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $2,950,000 and $4,747,000 for the fiscal quarters ended June 30, 2001 and 2000, respectively, with a corresponding operating loss of $37,000 for the quarter ended June 30, 2001 as compared to an operating income of $1,366,000 for the quarter ended June 30, 2000. The decline in revenues ($1,797,000) and profitability ($1,403,000) for the third fiscal quarter of 2001 as compared with 2000 is primarily attributable to fewer multi-client market studies during 2001. This is primarily because major clients are currently undergoing post-merger reorganizations and have delayed retail decisions until they sort out their infrastructure issues. The revenue decline is further impacted because the Company has offered significant price reductions as new software technology is released globally. The Company was able to do this as the result of significant staff reductions taken during fiscal 2000. The Company was able to reduce prices 35%, on average, for U.S. customers in fiscal 2000 and expects to be similarly competitive in foreign arenas. Revenues for the nine months ended June 30, 2001 and 2000 were $9,575,000 and $11,632,000, respectively. Operating income for the nine months ended June 30, 2001 was $335,000 as compared to an operating income of $1,779,000 for the comparable period last year. The revenue decline of $2,057,000, for the reasons noted herein, had a significant impact on operating income, which decreased $1,444,000. The Company continues to experience increased interest in its product offerings. Management attributes this interest, and potential orders, to the attractive attributes of the new Retail Explorer ("REX")(TM) technology and to the Company's revised pricing policies. The timing of new or renewed market study orders can have a substantial impact upon reported revenues and net income between accounting periods.

     In October 2001, MPSI's largest customer notified the Company that it would explore other convenience retailing software and data services as a possible alternative to MPSI products. Of the $4.6 million annual revenues derived from that customer in fiscal 2000, approximately $3.2 million related to convenience retailing products and services.

     PRICING SEGMENT. Revenues of $457,000 for the quarter ended June 30, 2001, as compared to $556,000 during the same quarter last fiscal year, are down $99,000 primarily due to the timing of orders from customers undergoing post-merger transition. The Company experienced an operating loss of $120,000 for the third fiscal quarter of 2001 compared to an operating income of $9,000 during the comparable quarter last year. Revenues for the nine months ended June 30, 2001 were $1,535,000 as compared to $1,854,000 reported for the nine months ended June 30, 2000. This segment reported an operating loss of $198,000 for the nine months ended June 30, 2001 as compared to an operating income of $110,000 for the comparable period last year. Because this segment deals with a relatively small number of high dollar projects, timing of client pilot tests and orders can substantially affect period results.

     BUSINESS DEVELOPMENT SEGMENT. This unit (which continues to market mapping products under the DataMetrix brand, and is in the process of developing products which will be marketed through the Internet) generated revenues of $98,000 during the fiscal quarter ended June 30, 2001 as compared with $140,000 during the comparable period last fiscal year. Business Development incurred an operating loss of $209,000 for the quarter ended June 30, 2001 as compared with an operating loss of $622,000 during the same fiscal quarter last year. For the nine months ended June 30, 2001 and 2000, Business Development generated revenues of $353,000 and $461,000, respectively, with related operating losses of $515,000 and $1,614,000. These changes were a result of reduced costs associated with the downsizing of the old DataMetrix unit. This segment has not yet achieved critical mass which has resulted in continuing, although reduced, losses.

     This unit introduced a new Internet modeling product during the June 2001 quarter. LocationXpert(TM) targets independent petroleum retailers who have many of the same retail network planning needs as the major oil companies but may have lesser resources in house. The product had no material impact on the June 2001 results.

     For the nine months ended June 30, 2001 and 2000, Business Development generated revenues of $353,000 and $461,000, respectively, with related operating losses of $515,000 and $1,614,000. This segment has not yet achieved critical mass which has resulted in continuing, although reduced, losses.

     CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $2,352,000 for the quarter ended June 30, 2001 as compared with $2,563,000 during the same quarter last fiscal year. For the nine months ended June 30, 2001, consolidated operating expenses were $7,270,000 as compared with $8,168,000 for the same period last fiscal year. The overall reductions are a direct result of downsizing, which occurred during the end of fiscal 2000 and the first quarter of fiscal 2001.

     Consolidated general and administrative expenses for the quarter ended June 30, 2001 were down approximately $217,000 (23%) as compared to the same fiscal quarter of last year. General and administrative expenses for the nine months ended June 30, 2001 were down approximately $328,000 (12%) as compared to the same period last fiscal year. The decline in costs for the quarter and nine months were the result of reduced costs associated with the downsizing as discussed above.

     Consolidated marketing and client service expenses of $1,362,000 for the quarter ended June 30, 2001 were comparable with $1,365,000 during the same fiscal quarter of last year. For the nine months ended June 30, 2001, expenses were down approximately $588,000 (13%) as compared with the same fiscal period of last year. Consolidated marketing expenses have been significantly reduced as a result of (1) focused target marketing on major global petroleum marketers, and (2) increased reliance on value-added resellers to service smaller customers. Additionally, the Company has adjusted its selling and marketing objectives to accommodate for changes in product offerings and the marketplace and has realigned personnel to meet those objectives.

     Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter and nine months ended June 30, 2001, were comparable with the same fiscal periods last year. Total costs associated with product development and maintenance of existing products have been reduced as a result of new technology policies which seek to produce modular products which are easier to develop, less costly to customize and maintain, and can more readily be transported to other vertical market applications.

     OTHER INCOME AND EXPENSES. Interest expense of $80,000 was lower for the quarter ended June 30, 2001 as compared to $103,000 for the comparable quarter of last fiscal year as a result of a significant decrease ($800,000) of corporate bank debt. Although the Company's bank debt has been significantly reduced as of June 30, 2001, interest expense of $321,000 was higher during the nine months ended June 30, 2001, as compared to $275,000 for the comparable period last fiscal year. The additional expense relates to increased carrying charges assessed by vendors. Additionally, revenues were down as the result of more competitive pricing as compared to last fiscal year, which had an adverse impact on billings and cash flows. This trend will continue until such time as volume growth can overcome lower prices.

     MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling ). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced exchange losses of approximately $25,000 and $63,000 during the quarter and nine months ended June 30, 2001, respectively, as compared to $31,000 and $18,000 for the comparable periods last fiscal year. Although MPSI anticipates continuing exposure to exchange fluctuations, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge their foreign currency risks.

     INCOME TAXES. Income taxes for the quarter and nine months ended June 30, 2001 were $23,000 and $54,000, respectively, as compared to $14,000 and $13,000 for the same fiscal periods last year. The changes in income taxes are primarily due to (a) losses incurred during fiscal 2001, (b) foreign taxes withheld at the source by customers and (c) settlement of an IRS tax audit (for which the Company had accrued approximately $60,000 at September 30, 1999 against an ultimately lower settlement which resulted in a favorable adjustment of approximately $45,000 in the first fiscal quarter of 2000). The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital, the Company's primary measure of liquidity, was $(48,000) at June 30, 2001 as compared with $113,000 at September 30, 2000. Working capital at June 30, 2000 was $834,000. Generally, the decrease in liquidity is principally attributable to (a) reduction of the corporate bank debt of $800,000, (b) lower prices, and (c) slower revenue generation due to client reorganization delays as discussed above. Although cash has increased by approximately $314,000 during the current fiscal year, net trade receivables have decreased by $1,617,000 as a result of aggressive collection efforts.

     Accounts payable and accrued liabilities were reduced by approximately $491,000 during the first nine months of fiscal 2001. Deferred revenue of approximately $1,441,000, which represents billings in excess of recognized revenue, increased by $157,000 over the amount reported at September 30, 2000. While deferred revenue has the effect of lowering working capital, such amounts do not require commensurate cash outflows as is the case with other current liability accounts.

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

     Capitalized product development expenditures for the nine months ended June 30, 2001 were $478,000 compared with $880,000 in the same period last year. The fiscal year 2001 capitalized costs principally reflect completion of the REX generic global system, initial work on the REX updates and the Company's Internet product offering released during the June 2001 quarter. The Internet offering is intended to open up access to many smaller clients who have traditionally not been able to utilize the Company's technology due to price or computer system constraints.

     MPSI's backlog of market studies at June 30, 2001 in the amount of approximately $10.7 million, ($8.2 million at September 30, 2000), contained a substantial number of recurring studies under multi-year client commitments. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4.

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



PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings - No material items.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities -

               The registrant's credit facility with Bank of America in the amount of approximately $900,000 became due and payable according to its terms on January 5, 2002. Prior to the due date, the registrant had breached a covenant in the credit facility requiring the maintenance of a minimum net worth. See Note 3 to the consolidated financial statements for additional information about the Company's banking relationship. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for adjustment of the equity covenant down to $1.7 million.

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




                                         MPSI SYSTEMS INC.




Date        February 25, 2002             By  /s/ Ronald G. Harper
      ------------------------------        ---------------------------------
                                             Ronald G. Harper, President
                                             (Chief Executive Officer) and
                                             Director





Date        February 25, 2002             By  /s/ James C. Auten
      ------------------------------        -----------------------------------
                                             James C. Auten
                                             Vice President
                                             (Chief Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
------                     -----------
11.1                       Earnings Per Share Computation