Form 10-K405
period 2001-09-30
MPSI SYSTEMS INC
filed 2002-02-26
CIK 714540

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

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements or any amendment to this Form 10-K. [X]

      The aggregate market value of common stock held by non-affiliates of the registrant on September 30, 2001 was approximately $733,000.

      The number of shares outstanding of the registrant's common stock was 2,911,781 shares of $0.05 Par Value Common Stock as of September 30, 2001.

================================================================================

                                MPSI SYSTEMS INC.
                                    FORM 10-K

                                    CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I

         ITEM 1.     Business....................................................................            3

         ITEM 2.     Properties..................................................................           12

         ITEM 3.     Legal proceedings...........................................................           12

         ITEM 4.     Submission of matters to a vote of security holders.........................           12

PART II

         ITEM 5.     Market for the registrant's common equity and related
                     stockholder matters.........................................................           13

         ITEM 6.     Selected financial data.....................................................           14

         ITEM 7.     Management's discussion and analysis of financial
                     condition and results of operations.........................................           14

         ITEM 7A.    Disclosures about market risk ..............................................           18

         ITEM 8.     Financial statements and supplementary data.................................           19

         ITEM 9.     Changes in and disagreements with accountants on accounting and
                     financial disclosure........................................................           35

PART III

         ITEM 10.    Directors and executive officers of the registrant..........................           35

         ITEM 11.    Executive compensation......................................................           37

         ITEM 12.    Security ownership of certain beneficial owners and management..............           39

         ITEM 13.    Certain relationships and related transactions..............................           40

PART IV

         ITEM 14.    Exhibits, financial statement schedules, and
                     reports on Form 8-K.........................................................           40

Signatures           ............................................................................           44

Index to Exhibits    ............................................................................           45

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

ITEM 1.    BUSINESS

GENERAL

    The operations of MPSI are comprised of three business segments wherein it provides decision support products and services. These business segments are designated as Convenience Retailing, Pricing, and Business Development. MPSI's core competency spanning all business units is computer modeling, which encompasses (a) the development of computer software to model consumer behavior in convenience retail situations, and (b) the development of strategic geographic information systems ("GIS") databases concerning specified markets ("Market Studies") designated by clients. These products and services are designed to meet retail network planning requirements of the Company's clients, who have traditionally been petroleum-oriented convenience retailers.

    From its inception in 1970, the Company's decision support services have been directed primarily at planning requirements for petroleum companies and other multi-outlet retailers who were concerned with retail site selection and retail network optimization. MPSI products provided computerized models of specified retail markets which enabled its clients to predict sales volumes at proposed new retail sites, while at the same time indicating the effects of each new outlet on sales volumes at both the client's and competitors' existing outlets. The Company's operations have been characterized by geographic diversification, centralized management, centralized market study production and significant dependence on the petroleum industry.

    With the 1983 capital infusion from its initial public offering, the operating plan of the Company expanded. In order to diversify and maintain growth, management initiated programs intended to expand the Company's geographic presence and its client mix. Accordingly, during the period from 1983 to 1987, MPSI expanded its European operations and opened new offices in Singapore, Japan and Brazil. This expansion led to decentralization of management and market study production. In the late 1980's, MPSI also attempted to diversify its product set and target industries through acquisitions. Such acquisitions utilized all remaining funds from the initial public offering and were supplemented by corporate debt. Ultimately, the burden of multi-faceted product diversification was too great; and, when compounded by the negative effect of the Persian Gulf War on the core petroleum business, the Company was forced to substantially scale back and reorganize in the early 1990's. The reorganization resulted in (1) sale of the two acquired companies, (2) downsizing of foreign database production facilities in Singapore and Bristol, England, (3) substantial personnel reductions (approximately 50%), and (4) an equity infusion, the proceeds of which liquidated the remaining bank debt. Subsequently, the Company redirected funding from debt service to product development.

    Beginning in 1994 and in response to client input, MPSI committed substantial funding and development efforts toward release of a new generation of MPSI decision support products. Early versions of these products were completed for commercial release in North America during fiscal year 1995 (see discussion of CAPS(TM) and PVO(R) software under "Product Development"). New versions of CAPS for European and South American clients were released in 1996. While these products performed well in the marketplace, development costs, global maintenance costs and high data acquisition costs contributed to high price tags that ultimately penalized MPSI in its increasingly competitive market niche.

    In 1997, MPSI undertook a complete strategic re-evaluation of its product direction, competitive position, pricing structure, and cost structure. This strategic planning, headed by an expert external consultant identified several key issues and corrective initiatives which management began to implement in fiscal 1998 in accordance with a three-year transformation plan. Among other things, the Company undertook to completely re-engineer its core "retail planning" software suite such that a modular and generic software architecture would reduce development/maintenance costs and open new market segments for its software applications. Additionally the Company sought new sales channels in order to leverage its considerable data warehouse of business location and operational information. These initiatives were designed to make MPSI the "one-stop" shop for clients whose retail planning needs span the gamut from raw data through sophisticated applications software, to the ultimate "solution" (rather than the tools and data to develop a solution in house).

    Economic factors such as deregulation in certain foreign petroleum markets and merger activity among a number of MPSI's traditional clients, have hampered implementation of the transformation process. Management was able to focus on development of significant new technology together with internal process improvements, cost reductions, and industry diversification during fiscal 1999, 2000 and 2001 as set forth below.

    o The roll out of new Retail Explorer ("REX"(TM)) software for U.S. customers in 1999, combined with the introduction of new price management and modeling software for global use positioned MPSI to grow revenues in spite of significant price pressure and client merger activities from 1999 through 2001. The modeling methodology inherent in the REX and pricing software made it possible for MPSI to reduce the amount/types of data necessary for model development. As a result, the Company was able to streamline its retail database (market studies) production process, which allowed for a 30% reduction in staff during 2000.

    o The October 1998 formation of DataMetrix Inc. (see further discussions hereinafter) was intended to leverage MPSI's retail data warehouse as a vehicle whereby the Company could begin serving a more diverse population of clients outside its traditional petroleum-oriented convenience retailing niche. Product and brand development occupied most of the interval through January 2000, at which time the data suite of products was commercially released. The revenue growth rate has been disappointing for DataMetrix, and the burden on corporate liquidity (both internally generated and from outside sources) was substantial over the two-year start-up period. (See additional discussion regarding liquidity and bank financing issues in Management's Discussion and Analysis and Note 5 to the Consolidated Financial Statements.) In response to these issues, MPSI significantly downsized this operation in several phases throughout fiscal 2000 with the final reductions occurring in October 2000. MPSI expects to continue DataMetrix product sales as part of the MPSI product suite going forward.

    o In fiscal 2001 the REX product was rolled out internationally to all MPSI service regions except for Japan. The combination of expanded customer use of REX and the market database cost efficiencies associated with that software, have allowed MPSI to substantially reduce its pricing in line with competitive pressures. Despite these positive aspects, however, MPSI sustained a significant operating loss in fiscal 2001 primarily because many of its key historical customers were involved in mergers. Customer orders and revenues declined significantly as these customers focused on merger transition to the detriment of normal retail planning activities. Prospects going into fiscal 2002 are improved in the opinion of management because most of the merger activities have been completed and the brand combinations will likely spur significant need in the client marketplaces for capital investment and retail planning expertise.

PRODUCTS AND SERVICES

    The Company markets its services in the United States, Europe, Africa, Canada, South America, Central America, the Caribbean Basin and the Pacific Rim. See Note 7 to the Consolidated Financial Statements for financial information addressing foreign and domestic operations and export sales. Generally, the Company's marketing activities center on personal presentations to existing and prospective clients, client referrals, proposal submissions, selective mailings, limited print advertising, seminars and trade show participation. Most of the

Company's clients are presently identified by the Company's direct sales force. In the future, use of the Internet and business partnerships (value-added resellers) are expected to play an increasingly significant role in sales and marketing (as well as product delivery) activities.

    The Company's operating cycle and cash flow are dependent upon the timing of client orders for market studies. Many studies are high dollar projects and, consequently, the timing of market study production and the resulting revenues are subject to a degree of quarterly fluctuation. Quarterly/annual revenues can also be impacted by the timing of software license agreements. Accordingly, management believes that quarterly results may not be indicative of results for full fiscal years and that the comparability of annual revenues and profitability should also be evaluated giving effect to the potential impact of contract timing.

    Economic conditions throughout the world have varying degrees of impact on the Company's products. Volatile oil prices and unsettled economic conditions in the Pacific Rim negatively affected the Company's volume of new business in fiscal 1998. The Company experienced a resurgence from the Pacific Rim region during 1999, but alternate-year market study patterns resulted in softer revenues in fiscal 2000 not only from the Pacific Rim but also in South America. However, the 1999 introduction of REX and new pricing products fueled significant growth in North American market studies in fiscal 2000, despite price reductions in that region of 20% - 40% in response to competition.

    More than 97% of consolidated revenues were derived from the petroleum industry during the fiscal years ended September 30, 2001, 2000, and 1999. In each of those fiscal years, MPSI derived revenues representing 10% or more of consolidated revenues from certain clients, together with their affiliates, as set forth below (in millions of dollars):

                               2001               2000            1999
                         --------------     ------------    --------------
                         AMOUNT      %      AMOUNT    %     AMOUNT      %
                         ------      --     ------    --    ------      --
ExxonMobil...........     $ 4.5      29     $ 4.6     25     $4.4       23
BP Amoco.............         *       *       2.6     14        *        *
Nisseki-Mitsubishi...       1.6      11         *      *        *        *

               *Below 10% for this period.

     The Company may be adversely affected if certain petroleum industry clients curtailed their long-term usage of MPSI products. For example, in October 2001 ExxonMobil notified MPSI that it would explore alternatives to certain MPSI convenience retailing products over the next twelve months. Should ExxonMobil be successful with that internal development effort, MPSI might expect to lose $2 - $3 million in annual revenues from this historical source. While the concurrent growth of business from other clients is expected to offset this potential loss of business in fiscal 2002 and thereafter, this decision by ExxonMobil may lower MPSI's revenue growth expectations.

    The following table shows the percentage of total revenue from operations that the Company derived from various sources during each of the last three fiscal years.

               REVENUE DERIVED FROM KEY PRODUCTS AND SERVICES (%)

                                          2001   2000   1999
                                         -----  -----  -----
Market information databases.........       64     70     65
Software licenses ...................        1      2      3
Software maintenance agreements......        4      3      3
Other services.......................       31     25     29
                                         -----  -----  -----
                                           100    100    100

    Described below are the computer applications software, information databases and other services currently provided by the Company.

Convenience Retailing Segment

    Until 1995, the Company's primary convenience retailing applications software was the mainframe computer-based Retail Planning System(R) ("RPS"). See "Product Development" for discussion of major enhancements of RPS commercially released beginning in fiscal year 1995. Long-term capital investment and retail operational issues were traditionally addressed using the Capital Planning System ("CAPS(R)"). This software was replaced with the Retail Explorer ("REX(TM)") software, the initial version of which was released in the U.S. in September 1999. REX versions were released in all MPSI service regions, except for Japan, by the end of fiscal 2001. REX allows clients to maximize their investment planning in the areas of
(1) new retail site location where the system provides an objective measure for comparing available sites based on competition and convenience to demand, (2) identification of outlets to divest where the system isolates and evaluates client locations that have poor performance, (3) identification of outlets to be rebuilt by identifying sales potential to be realized by remodeling or reformatting specified outlets and (4) assessing multiple profit centers by forecasting the potential benefits of retailing complementary products and services.

    Software licensing agreements for the RPS, CAPS and REX software (including ancillary products) generally have encompassed multi-year (primarily five-year agreements), noncancellable terms. These agreements offered the client an installment payment option requiring a payment upon execution and annual payments on the succeeding anniversary dates of the agreement. Beginning in fiscal 2001, MPSI changed its software licensing and maintenance contracting methods. Henceforth, most software products will be perpetually licensed in a fashion that mandates up-front payment of the license fees. Maintenance will henceforth be an optional annual commitment by clients who wish to obtain future upgrades without additional cost. The software can be used by the client for a particular industry (such as petroleum) and a particular geographic market (such as Japan). The Company's software license agreements contain broad restrictions on the use and disclosure of the software by the client. See "Trademarks, Copyrights, and Licenses" below. Modifying the software typically involves changes in the weighting of various supply and demand factors or the addition of a new factor as the result of changes in the marketplace.

    MPSI provides full maintenance (postcontract customer support) services for the CAPS software in Japan and REX software globally and, where necessary, training of and consultation with client staff. Prices for these software products are based upon formulas which address geographical boundaries, population, number retail outlets, number of automobiles and other factors.

Information Databases for use with Convenience Retailing Software

    The Company also constructs customized market study databases that are the primary informational sources used by the retail planning and pricing software. The database construction process involves (a) acquisition of digitized geographic street maps, traffic counts, and demographic demand data from governmental agencies or independent suppliers, (b) on-site field survey of retail outlet supply information by MPSI personnel or contract surveyors, (c) collation of all demographic demand and supply information into specified data layout, (d) data editing and quality control checking, and (e) preparation of the client-specific deliverables. Separate contracts govern each database order by a client and generally require advance payments ranging from 35 percent to 70 percent of the total sales value. The amount of the required prepayment is determined principally by the client's delivery requirements. There is no retainage provision relative to these production-type contracts. These databases are available in the following forms:

        Multi-Year Study Program. These multi-year, noncancelable studies are used by clients who possess a large number of retail sites and who wish to analyze market conditions and evaluate site locations in metropolitan areas on a regular basis. The supply and demand data used in this type of study is collected by the Company. This type of study provides clients with a series of consecutive database updates over a specific time period, generally five years. Each deliverable is essentially a stand-alone project with billing and revenue recognition handled in the same fashion applicable to one-off market study projects. The multi-year commitment is tailored to individual client needs, and pricing is determined in part by the number of other client subscribers to the particular market during the commitment period and offers clients discounts for their multi-year commitments.

        Market Area Studies ("MAS"). These studies are similar to the multi-year studies except they may contain client-specific information and are therefore sold only to a single client. They generally carry a higher price than a multi-year study of the same market because MPSI has fewer leverage opportunities. Portions of the demographic data can generally be used as a major part of other studies in the same market for clients in the same or comparable retail industries.

        Mini-Market Area Studies. These studies are similar to the MAS except the area studied does not contain more than 75 outlets. Likewise, the accompanying study deliverables are scaled down.

        Single Site Studies. These studies are used to evaluate market conditions or the effects of various operating decisions at a specific location within a specified geographic area.

    Licensed software clients generally use the PC-based software (as discussed hereinafter) on laptop or desktop computers but may also utilize the models in workstation environments to facilitate multi-user access. For this type of activity, clients may utilize the retail planning software and information databases on their own computer facilities, may dial in to MPSI's computers and use the software interactively (subject to certain usage restrictions), or may elect to have MPSI run tactics (that is, pose "what if" questions) on MPSI's computers. In cases where software is installed on client networks, the Company may charge for installation of the software and training the client's personnel. A client may then run unlimited tactics on its own equipment. If tactics are run on the Company's computers, the client pays a fee per tactic. The Company also provides consulting services to its convenience retailing clients which include specialized data acquisitions (e.g., consumer research); competitive analyses to identify key competitors; brand value assessment; market entry/exit strategies; and litigation support.

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

    In the pricing segment, MPSI offers decision support software to meet several client planning needs. Price Zones(TM) software ("PZS") allows a client to establish different pricing zones within major markets relative to supplying its dealer networks with petrol fuels. Price Volume Optimizer ("PVO"(R)) allows a client to react to competitive price changes on a daily/hourly basis at the individual outlet level in order to set prices for the ultimate consumer. MPSI's newest product, the StreetBack Pricing(TM) ("SBP") system incorporates Price Zone methodology in order to group outlets for the purpose of identifying competition. Once competition is identified, the client selects representative outlets for price tracking surveys and then formats that pricing data into a data set to feed the SBP software. Based on competitive factors and the client's desired margins by product, SBP determines the price at which desired sales volume to the dealers can be achieved. During fiscal year 2001, MPSI replaced PVO with a significantly enhanced product, PriceIt! Pro(TM).

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

Business Development Segment - Generic Information Databases

     During fiscal year 1999, MPSI began the development of a new suite of GIS database products with the formation of its new DataMetrix subsidiary. This suite of market information data products contains many of the data components inherent in MPSI's traditional market study databases, but is designed to go significantly beyond those traditional products in the scope of geographic coverage. MPSI initially concentrated development on a national database for the U.S. This initiative was undertaken in an effort to (a) leverage the customized data sets the Company already had available in major markets by repackaging them with other information into a data product which will be amenable in both price and content to a broader segment of the Company's traditional petroleum-oriented convenience retailing target market, and (b) allow the Company to attract customers in other industries who may also be retail oriented.

      The principal product offered by DataMetrix is StreetMetrixPlus(TM), which encompasses the entire U.S. and contains, among other things, the latest road network, consumer demographics, automobile traffic counts, and key topographical features. All of the basic geophysical information required by a spatially oriented business client is contained in this database. If a client only wants the traffic information or the geophysical information, they can obtain a subset of StreetMetrixPlus. Should a customer be involved in petroleum or convenience retailing, an add-on data set called PointMetrix(TM) gives them geocoded and plotted information about existing petroleum retail outlets and convenience stores in many major markets. Late in fiscal 2000, MPSI released an interactive Internet product, SiteMetrix Plus, which allows subscribers to customize a geographic area of interest (state, county, trade area, etc.) and obtain detailed road network, demographic, traffic and retail outlet information anywhere in the U.S. Revenue is recognized on these products ratably over the life of the subscription.

    Despite the substantial investments in DataMetrix products during 1999 and 2000, this unit's growth trend was disappointing; and, at September 30, 2000, the unit had not yet achieved critical mass. Accordingly, in October 2000, MPSI substantially downsized this unit resulting in the amalgamation of its assets and processes into the Business Development segment.

COMPETITION

    Since its inception in 1970 the Company has provided comprehensive applications software and database systems, primarily to the retail petroleum industry, and currently has more than 100 multinational clients in more than 60 countries. There has recently been a worldwide trend toward competitive product development of this type due to the availability of computer resources and acceptance of retail modeling theory. The Company believes its competition lies in two areas: first and foremost, in the information technology and market research staffs of petroleum companies or potential customers who develop and manage their own software and data; and second, in consulting firms and data companies which compete for portions of the Company's business.

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

    By focusing on PC-oriented products and services, the Company believes it is also well positioned to challenge "lower cost competitors." New data collection techniques, implemented in late 1999, allow more timely and regular updating of market data using handheld data collection technology and PC-based data transmission and delivery technology. These processes have reduced MPSI's data collection costs relative to market studies and thereby allowed the Company to leverage data already collected or to collect custom data for clients who may not require full market study information. The Company believes it is competitive with other companies who have targeted customers with limited retail market resources.

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

BACKLOG

    The Company's September 30, 2001 and 2000 backlog consisted principally of orders for market information databases (2001 -- $9,541,000, 2000 -- $8,219,000) and multi-year commitments by customers for software and maintenance services (2001 -- $1,031,000, 2000 -- $1,451,000). The Company expects that the market information databases in backlog at September 30, 2001 will be recognized in fiscal year revenues as follows: 2002 -- $5,192,000, 2003 -- $1,843,000, 2004 --
$1,429,000, 2005 -- $1,024,000, and beyond -- $53,000. Maintenance and support services in backlog are the result of noncancelable client contractual obligations to purchase support services generally over periods of three to five years. Such revenues will be recognized, and backlog accordingly reduced, on a ratable basis over the life of each underlying agreement. Of the aggregate software and maintenance backlog at September 30, 2001, future fiscal year revenues are expected to be recognized as follows: 2002 -- $483,000, 2003 -- $209,000, 2004 -- $205,000, 2005 -- $110,000, and 2006 -- $24,000.

EMPLOYEES

    As of September 30, 2001, the Company employed 120 people, including 109 in the convenience retail segment, 2 in the Business Development segment, and 9 in the pricing segment. Of the total employees, there are 48 in marketing (which includes sales and client services); 31 in research and development (which includes software development and system support); 24 in database analysis, consulting, and production; and 17 in management, administration, and finance. Of these, 98 are employed in the United States and 22 are employed in foreign countries. In October 2000, MPSI completed its multi-phase reduction in force with the release of twenty additional staff, primarily in the DataMetrix and database production groups.

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

    REX and PriceIt! Pro were released for all MPSI operating regions during 2001, except for Japan as previously noted. Implicit in the REX design is (1) less expensive and less complex client deliverables, (2) modular architecture which will yield maximum flexibility for interface with existing client technology and maximum flexibility for MPSI to apply its technology to industries other than retail petroleum, (3) a substantially reduced data requirement thereby significantly reducing data gathering costs, (4) a higher degree of predictive accuracy in geographic areas of sparse housing density (high transient areas) and (5) improved predictive capabilities with respect to convenience stores. As of September 30, 2001, the Company has capitalized approximately $1 million of development costs related to the global versions of REX. Additional development costs which may be associated with utilization of this new technology to service industries other than retail petroleum may require external funding beginning in fiscal year 2002.

    The initial commercial version of PVO was completed in August of 1995 with Price Zones following the next year. These products represent a continuing opportunity for MPSI to leverage its retail data warehouse and allows the Company to expand its services to other management units within our clients' retail groups. Although acceptance of this new price-prediction technology was slow initially, the pricing segment was profitable in 1998, and enjoyed revenue growth and profitability in fiscal 1999. Revenues and profitability declined in fiscal 2000 and 2001 as the result of general market conditions, principally associated with client merger activities. During fiscal 1999, MPSI developed two spin-off products from PVO -- PriceIt that will take this technology to the smaller user and is potentially the first Internet pricing offering by MPSI, and StreetBack Pricing software for petroleum franchisee pricing. StreetBack Pricing contributed to international expansion in 2001 and is expected to expand MPSI's pricing penetration during fiscal 2002. Resource constraints have delayed the roll out of PriceIt.

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

    Management committed resources in fiscal 2001 to development of certain software and data products for use and/or delivery via the Internet. Not only will this initiative allow the Company to reach a much broader client base, it will have significant impact on product development and support costs in future periods.

    During the years ended September 30, 2001, 2000, and 1999, the Company spent $2,055,000, $2,467,000, and $3,101,000, respectively, on research and development or enhancement of new products and the maintenance of existing products. The amounts spent on research and development were primarily Company sponsored, meaning there was no material amount of direct recoupment of expenses from clients.

TRADEMARKS, COPYRIGHTS, AND LICENSES

    The Company holds a number of trademarks, some of which are registered at the U.S. Patent and Trademark Office. To date, registrations have been sought only in the United States. Set forth below are the Company's trademarks and final filing dates required to renew trademark status.

                                            STATUS OF
                 PRODUCT                       MARK             EXPIRATION
---------------------------------------     ----------          ----------
MPSI's Site Evaluation System..........     Registered         October 25, 2001
MPSI and Design........................     Registered         February 5, 2002
MPSI...................................     Registered         January 29, 2002
MPSI's OPS.............................     Registered         November 9, 2004
Retail Planning System.................     Registered           August 7, 2005
Location Volume........................     Registered            July 23, 2006
Facility/Location Volume...............     Registered        February 11, 2007
MPSI's CAPS............................     Registered        November 12, 2007
Retail Explorer........................     Trademark         Common Law Rights
PVO....................................     Registered            April 2, 2006
Price Volume Optimizer.................     Registered        February 11, 2007
PriceIt!...............................     Trademark         Common Law Rights
PriceTracker...........................     Trademark         Common Law Rights
PriceIt! Pro...........................     Trademark         Common Law Rights
Price Zones............................     Trademark         Common Law Rights
StreetBack Pricing.....................     Trademark         Common Law Rights

DataMetrix.............................     Registered        November 13, 2010
StreetMetrix...........................     Trademark          October 31, 2010
StreetMetrixPlus.......................     Trademark          October 31, 2010
TrafficMetrix..........................     Trademark         December 19, 2010

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

ITEM 2.   PROPERTIES

    All office facilities are leased, including the headquarters lease that expires in June 2003. The Company's principal facility and corporate headquarters in Tulsa, Oklahoma (56,000 square feet) is the primary location for software development and market study production. The Bristol, England facility encompasses 500 square feet, and the Rio de Janeiro, Brazil office encompasses 1,500 square feet. Both foreign offices do single site and special project work in addition to their primary marketing role. Regional sales offices in Singapore; Capetown, South Africa; Tokyo, Japan; Seoul, South Korea and Shanghai, China remained the Company's principal client liaison facilities in those areas at September 30, 2001. Management believes that the various facilities are properly sized to meet anticipated business levels.

ITEM 3.    LEGAL PROCEEDINGS

         There are no material pending legal proceedings at September 30, 2001 which meet the criteria for disclosure under this item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

    The Company's Common Stock was delisted from The NASDAQ SmallCap Market tier of The Nasdaq Market (hereafter NASDAQ) on February 22, 2001, and is currently trading OTC on the pink sheets (described in more detail below). The trading symbol is "MPSI." Information in the table below reflects the high and low sales prices reported by NASDAQ and Pink Sheets LLC. Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                               LOW      HIGH
                                                               ---      ----
   Fiscal 2000
     First Quarter Ended December 31, 1999 ...............     1.06     3.25
     Second Quarter Ended March 31 .......................     1.81     5.69
     Third Quarter Ended June 30 .........................     1.16     3.06
     Fourth Quarter Ended September 30  ..................     1.19     2.31

   Fiscal 2001
     First Quarter Ended December 31, 2000 ...............     0.31     1.75
     Second Quarter Ended March 31 .......................     0.44     1.56
     Third Quarter Ended June 30 .........................     0.61     1.13
     Fourth Quarter Ended September 30  ..................     0.25     0.61

    The 2,911,781 shares of Common Stock outstanding at September 30, 2001, were held by 896 stockholders of record. At that date, an additional 70,000 shares were subject to options to purchase Common Stock (See Note 8 to the Consolidated Financial Statements). The per share bid and ask prices on September 30, 2001, were $0.25 and $0.60, respectively.

    Nasdaq advised the registrant on January 17, 2001 that it would de-list the registrant's securities from The Nasdaq Stock Market on January 26, 2001 unless the registrant filed its annual report on Form 10-K for the year ended September 30, 2000 on or before January 25, 2001. As the registrant intended to file its Form 10-K upon securing an alternative credit facility, the registrant filed an appeal with Nasdaq, but was unable to file the financial statements with the SEC in time to avoid being de-listed. Accordingly, effective close of business February 22, 2001, MPSI's stock was de-listed from The Nasdaq Stock Market and subsequently trades Over the Counter on Pink Sheets. The Form 10-Q's for the quarters ended December 31, 2000, March 31, 2001, and June 30, 2001, were also not filed on a timely basis due to the continuing banking uncertainty. Therefore, no shares of Common Stock could be sold pursuant to Rule 144 under the 1933 Act as of September 30, 2001. As of the date of filing this Form 10-K, the Company has obtained satisfactory extension of its bank financing, and all previously deferred financial statements have been filed. See Note 5 to the Consolidated Financial Statements.

    The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since its inception.

ITEM 6.    SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------------------
                                                         2001          2000          1999         1998          1997
                                                       --------      --------      --------     --------      --------
OPERATING DATA:
Revenues .........................................     $ 15,411      $ 18,283      $ 19,332     $ 19,101      $ 23,438
Net income (loss) ................................       (1,091)         (267)           87       (1,499)        1,103

Per share:
   Basic income (loss) per common share ..........     $   (.37)     $   (.09)     $    .03     $   (.53)     $    .39
   Weighted average common shares outstanding ....        2,912         2,886         2,849         2,844        2,798
   Diluted income (loss) per common and
     common equivalent share .....................     $   (.37)     $   (.09)     $    .03     $   (.53)     $    .39
   Weighted average shares of common stock
     and dilutive common stock equivalents
     outstanding .................................        2,912         2,886         2,894        2,844         2,820

BALANCE SHEET DATA:
Total assets .....................................     $  6,896      $  9,603      $ 10,518     $  9,490      $ 11,638
Noncurrent deferred revenue ......................          548           712         1,146        1,346         1,634
Noncurrent deferred income taxes .................          121           121            86           86           442
Other noncurrent liabilities .....................           44            96           133          172            37
Long-term debt ...................................          550            --            --           --            --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth (in thousands), for the periods indicated, certain items in the consolidated statements of operations.

                                                     YEAR ENDED SEPTEMBER 30
                                              ------------------------------------
                                                2001          2000          1999
                                              --------      --------      --------
Revenues ................................     $ 15,411      $ 18,283      $ 19,332
Cost of sales ...........................        6,219         7,542         8,245
                                              --------      --------      --------
  Gross profit ..........................        9,192        10,741        11,087
                                              --------      --------      --------
Operating expenses:
  General and administrative ............        3,195         3,653         3,184
  Marketing and client services .........        5,216         5,925         6,235
  Research and development ..............        1,317         1,189         1,216
                                              --------      --------      --------
          Total operating expenses ......        9,728        10,767        10,635
                                              --------      --------      --------
Operating income (loss) .................         (536)          (26)          452
Other income (expense), net .............         (438)          (53)          (58)
                                              --------      --------      --------
Income (loss)  before income taxes ......         (974)          (79)          394
Income taxes ............................          117           188           307
                                              --------      --------      --------
Net income (loss) .......................     $ (1,091)     $   (267)     $     87
                                              ========      ========      ========

RESULTS OF OPERATIONS

         CONSOLIDATED OPERATIONS. MPSI reported a net loss of $1,091,000 or $.37 per share on revenues of $15,411,000 for its fiscal year ended September 30, 2001 compared with a net loss of $267,000 or $.09 per share on revenues of $18,283,000 in fiscal 2000 and net income of $87,000 or $.03 per share on revenues of $19,332,000 in fiscal 1999. The trend of consolidated revenues was impacted in fiscal 2000 by reductions in retail database prices to meet competition. Further, revenues in fiscal 2001 and 2000 were negatively impacted by disruptions in order patterns due to client mergers or post-merger transitions.

         The Company presently operates in three business segments. Generally, MPSI has experienced positive performance in the Convenience Retailing segment of its business (traditional core operations), which accounts for more than 80% of consolidated revenues in 2001, 2000 and 1999. One of the Company's younger divisions, the Pricing segment, dedicated to retail pricing products and services, experienced revenue growth during fiscal 1999 but was also impacted by the generally unsettled merger events affecting the major oil companies in 2001 and 2000. The Company's newest business segment, Business Development (formerly DataMetrix) has not yet achieved critical mass, and the resultant losses have masked positive contribution by the core Convenience Retailing segment.

         CONVENIENCE RETAILING SEGMENT. This segment accounted for revenues of $12,857,000, $15,337,000 and $16,372,000 in fiscal years 2001, 2000 and 1999, respectively. During fiscal 2001 and the latter half of 2000, seven out of MPSI's top 10 customers were involved in merger activities which has slowed MPSI retail planning activities. While the initial release of the Company's new premier retail modeling software, Retail Explorer ("REX") to US customers in 1999, and the subsequent release of REX globally in the early months of fiscal 2001, had a positive impact on the number of markets studied for clients between 1999 and 2001, competitive price reductions and more importantly the client mergers have limited leverage of production costs and thereby caused profitability to decline over the three-year period. Management expects resurgent orders and revenues in fiscal 2002 and 2003 as the merger transitions are completed and network rationalization becomes the customer focus.

         The revenue decline of $2,480,000 from fiscal 2000 to fiscal 2001 impacted the Company's ability to leverage its market study production costs. Consequently, gross margin dollars declined $1,826,000 or 18% in 2001. However, as a percent of revenues, the fiscal 2001 gross margins remained relatively constant when compared with fiscal 2000, and improved by 12% over 1999 principally because of production cost efficiencies that MPSI was able to realize as the REX technology was released globally. As a result, operating profit for this segment declined approximately $1.3 million.

         In October 2001, MPSI's largest customer notified the Company that it would explore other convenience retailing technology. Should that customer ultimately decide to change technology, MPSI could lose $2 - $3 million in annual revenue from this historical source. While the concurrent growth of business from other clients is expected to offset this potential loss in fiscal 2002 and thereafter, this decision could ultimately lower MPSI's revenue growth expectations.

         PRICING SEGMENT. As noted above, this business unit experienced a slight decline in revenues of 4% ($97,000) in fiscal 2001 and a flattening of revenues between fiscal 2000 and 1999, principally for the same environmental reasons noted above. Customer focus during merger/transitions was not on implementation of new technologies. However, one particular product set dealing with price zone formulation took a significant positive step in fiscal 2001 based in part upon increased activity from a substantial US customer. Revenues related to that activity were more than $750,000 from the top five customers in fiscal 2001 compared with $313,000 and $556,000 in fiscal years 2000 and 1999, respectively. Further, the Company's largest customer executed a master agreement in 2001 whereby it licensed the PriceZone technology for global use. On that basis, management expects increased PriceZone activity outside the US in fiscal 2002 and beyond. Operating results declined approximately $522,000 in fiscal 2001 primarily because of the mix of product sales being weighted more heavily toward pure software revenues in fiscal years 2000 and 1999. The costs associated with delivery of software are considerably less than the costs associated with PriceZone and other pricing products.

         BUSINESS DEVELOPMENT. This unit's mission, which in previous reports related principally to the development, maintenance and sales of street files, demographics and traffic information under the DataMetrix brand, was expanded at the end of fiscal 2001 to focus on industry diversification opportunities into fiscal 2002. This action was taken not only to help MPSI become less "one-dimensional" but also in recognition that subsequent to product release in 1999, the unit had not achieved operating goals. Revenues from these activities fell 40% or $295,000 in fiscal 2001 compared with relatively constant revenues of just over $700,000 in both fiscal 2000 and 1999. This decline was attributable to a significant geocoding special project that fed both 2000 and 1999 but was not a significant factor in fiscal 2001. Despite the disappointing revenue trends and the lower revenues in 2001, the unit substantially reduced its operating loss to $719,000 in fiscal 2001 compared with losses of $2,047,000 in fiscal 2000 and $1,169,000 in fiscal 1999 during which periods the unit carried a heavy product development burden. Fiscal 2001 amortization expense was $504,000 (a full year's amortization compared with a partial-year charge of $264,000 in fiscal 2000, the first year of product rollout). Other than that amortization, the unit's activities and headcount were scaled back as part of the general staffing reductions in 2001 and 2000, leaving in place resources necessary to support the Convenience Retailing data unit.

         CONSOLIDATED OPERATING EXPENSES. In total, operating expenses declined $1,039,000 or 10% in fiscal 2001 compared with 2000. This is principally reflective of corporate sizing actions initiated in late 1999 and in a series of events completed in October 2000. During that period MPSI reduced its staff by approximately 30% which lowered the cost base approximately $2 million. Of that amount, approximately half of the savings were reflected in 2001 operating expenses (the other half is reflected in cost of sales). Only nominal beneficial impact was reflected in fiscal 2000 compared with 1999 as reduction timing, severance and other related reduction costs masked the lower staffing in fiscal 2000. Fiscal 2001 general and administrative expenses are $458,000 lower than in fiscal 2000. Mainly this is due to high severance costs in fiscal 2000, which also explains the increase in that year compared with fiscal 1999. In addition to the severance differential, however, MPSI also benefited in fiscal 2001 from lower employee insurance costs and rent reduction in the headquarters facility associated with the smaller headcount. The bulk of the savings associated with the re-sizing efforts are reflected in marketing expenses that declined $709,000 or 12%. Fewer personnel in the client services and sales support areas coupled with lower travel and advertising costs account for the change between fiscal 2001 and 2000. A similar reduction of $310,000 occurred between fiscal 2000 and 1999 as the result of downsizing the DataMetrix unit. Research and development expense increased $128,000 or 11% in fiscal 2001 compared with 2000, and the same category of expenses remained essentially constant between fiscal 2000 and 1999. The fiscal 2001 increase related to the lower number of capital development projects in progress due to the Company having completed its global REX release earlier in the year (more staff focus on maintenance and new product research). Development of the REX technology and new pricing products spanned both 1999 and 2000 and accounts for the changes in those years, respectively.

         OTHER INCOME / EXPENSE. In fiscal 2001, the Company incurred approximately $385,000 more net expenses in this category than it experienced in fiscal 2000. The principal difference was a $440,000 swing in exchange transactions (net loss of $160,000 in fiscal 2001 versus net gain of $337,000 in fiscal 2000). MPSI closed its Australian operation in fiscal 2000 which was principally responsible for the transaction gains then reported. Other than that associated with the office closure, exchanges gains and losses result from MPSI transactions denominated in currencies other than US Dollars to accommodate clients in certain markets (principally denominated in Japanese Yen, Singapore Dollars or British Pounds). Although MPSI anticipates continuing exposure from these sources in fiscal 2002, the incremental change is not expected to materially increase as the Company now limits the number of contracts denominated in foreign currencies.

         There was no appreciable difference in the net expense in this category between 2000 and 1999. However, the Company did incur $171,000 more interest expense in fiscal 2000 than in 1999 due to higher debt balances and supplier charges necessary to fund the DataMetrix losses. Interest costs in fiscal 2001 were $25,000 lower than in fiscal 2000 as the result of debt reductions during 2001, which took place partly at the expense of slower payment to suppliers whose carrying charges to MPSI increased. As a result, the net reduction in interest expense was not commensurate with the $1.1 million of debt reduction during the 2001 fiscal year.

         MPSI further experienced a decline of $83,000 in interest income from long-term software license agreements. In fiscal 2001, MPSI adopted new perpetual licensing contract methods which, over time, will curtail interest income but will reflect higher up-front software revenues as new licenses are executed.

         INCOME TAXES. Income taxes in fiscal 2001 declined $71,000 compared to 2000 because the Company experienced an operating pretax loss in fiscal 2001 for which no provisions were required (although net operating loss carryforwards increased - see Note 7 to Consolidated Financial Statements). Further, foreign income tax withholding by customers was lower as the result of the 2001 revenue decline. Incomes taxes decreased $119,000 in fiscal 2000 compared with 1999 principally because of (1) a decline in pretax earnings, (2) lower foreign income tax withholdings at the source by clients making remittances to the US, and (3) settlement of an IRS exam in fiscal 2000 for an incremental tax less than previously accrued.

 FINANCIAL CONDITION AND LIQUIDITY

         Working capital decreased to $90,000 at September 30, 2001 compared with $113,000 at September 30, 2000. Primarily, the change is attributable to
(1) the $1.1 million reduction in the Company's bank debt during 2001, (2) the reclassification to noncurrent of $550,000 of the debt at September 30, 2001 (see Note 5 to Consolidated Financial Statements) and (3) a reduction of trade accounts payable. These changes were offset by a decrease of $1,996,000 or 44% in outstanding receivable balances at year-end 2001 compared with year-end 2000. This decline in receivables reflects the reduction in revenues during fiscal 2001 as the result of client merger activities, as well as improved collections near the end of fiscal 2001.

         Despite the loss from operations in 2001 of $1,091,000, the Company generated approximately $1,943,000 of cash flow from operations and was able to reduce trade payable obligations. Comparatively, MPSI also generated positive cash flow from operations in fiscal 2000 and 1999 ($1,353,000 and $1,038,000, respectively). It should be noted that operating results included non-cash charges for depreciation and amortization of $1,238,000 in fiscal 2001 compared with $1,215,000 and $556,000 in fiscal 2000 and 1999, respectively. In large measure, the generation of substantial cash flow from operations was attributable to the cost saving measures implemented during fiscal 2001 and 2000 (as previously discussed) and to improved collection of accounts receivable.

         EXTERNAL FINANCING. In June 2000, the Company's principal bank, Bank of America, announced its internal plans to substantially reduce its lending exposures in certain industries and to certain customer categories. MPSI fell within the criteria and, accordingly, was notified effective June 30, 2000 that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to effect a change. Subsequent to that notice, MPSI has diligently worked this issue on two fronts:
(1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance has been steadily reduced from $2,000,000 at September 30, 2000 to $900,000 at September 30, 2001 as a result of (1) cash generated from operations, (2) installment payments received on long-term software license agreements (where revenue had been recognized in previous years), and (3) lower capital software development costs following the release of REX globally in the first half of fiscal 2001. The pay downs have continually pressured MPSI's operating liquidity and prevented accumulation of additional cash reserves even though the Company had generated positive cash flow from operations of more than $1.9 million in fiscal 2001. Largely on the basis of the Company's diligent efforts at liquidation, Bank of America has granted extensions of the credit maturity effective October 2000, January 2001, April 2001, May 2001 and October 2001. With each extension, except October 2001, the Bank also waived the $3,500,000 minimum net worth covenant requirement with which the Company had not been in compliance. The latest extension by Bank of America, effective January 6, 2002, was granted concurrent with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. See Note 5 to the consolidated financial statements for additional information about the extension. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the minimum net worth covenant, with which the Company had not been in compliance, down to $1.7 million.

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

         NONCURRENT ASSETS AND LIABILITIES. Long-term receivables related to five-year software license agreements executed in prior years have steadily declined from $1,756,000 at September 30, 1999 to $539,000 at September 30, 2001 ($912,000 at September 30, 2000). This is reflective of market conditions that caused the Company to re-tool its software technology (REX development in 1999/2000). During the roll-out period, no significant new software licenses were signed.

         Property and Equipment of $1,004,000, net of accumulated depreciation at September 30, 2001, declined $42,000 compared with $1,046,000 at September 30, 2000. The net decline was primarily composed of $308,000 depreciation taken in 2001, less $267,000 of additions. The Company has routinely cycled its computer equipment each year as necessary to meet operational demands. It is anticipated that operating system software costing as much as $100,000 may require upgrades in fiscal 2002 over and above normal new equipment additions. The needs will be funded out of operating cash flow.

         Capitalized product development costs declined $381,000 from $1,885,000 at September 30, 2000 to $1,504,000 at September 30, 2001. As set forth in the Consolidated Statements of Cash Flow, amortization of previously capitalized product development (initial REX versions and certain pricing software) increased by $131,000 to $930,000 in fiscal 2001 compared with $799,000 in fiscal 2000. This reflects completion of the global REX product and new pricing technology at an incremental cost of $548,000 in fiscal 2001. Now that REX has been globally released, management anticipates new capital development in fiscal 2002 to be more consistent in costs with 2001 than with either 2000 or 1999 during which a complete software and data set re-tooling was undertaken.

         Other Noncurrent Liabilities declined by 53% ($51,000) compared with the September 30, 2000 balance as the result of a cost saving measure whereby MPSI reduced its headquarters lease obligation by relinquishing approximately 12,000 square feet of office space. This should save the Company approximately $100,000 annually including utility costs.

         EQUITY. In December 2000, management delayed filing its Form 10-K for fiscal year 2000 due to a material uncertainty which then existed relative to the ultimate intentions of its principal bank regarding the upcoming maturity of $2 million in bank debt. The filing deferral ultimately led to the February 2001 de-listing of MPSI's stock by NASDAQ. While the de-listing had no direct impact on MPSI's operations, it did have the effect of reducing visibility of MPSI stock in the market place (subsequently traded over the counter via the "pink sheets") and exacerbating the daily susceptibility of the stock to market fluctuations based on nominal trading volume. MPSI is exploring alternative scenarios wherein MPSI stock might be listed on an exchange in 2002/2003.

         BACKLOG. MPSI's backlog was approximately $10.6 million at September 30, 2001 compared with $9.7 million at September 2000. The increase was principally attributable to additional market study orders that will affect future periods, all influenced by global release of REX technology. The backlog contains a number of recurring future studies under multi-year client commitments. Management believes that its backlog continues to indicate substantial commitment to MPSI technology on the part of its customers, in spite of the fact that, subsequent to September 30, 2001, MPSI's largest customer notified the Company that it would explore alternative technology to certain MPSI software over the next twelve months. Committed business from that customer, together with pending orders, indicates no substantial negative impact on MPSI during fiscal 2002. New business prospects are expected to replace any lost revenue in fiscal 2002 and beyond, should it occur, but MPSI's growth rate in fiscal 2003 may be lower than would otherwise have been expected.

ITEM  7A.   DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate fluctuations as a result of current borrowings under its revolving line of credit with an interest rate of Bank of America prime plus 3% (See Note 5 to the Consolidated Financial Statements included elsewhere herein). The Company believes the fair market value of the revolving line of credit approximates its carrying amount. The impact on the Company's results of operations of a one-point interest rate change on the outstanding balance under the revolving line of credit as of September 30, 2001 would not be material. The Company denominates certain of its transactions in currencies other than the U.S. Dollar to accommodate clients in certain foreign markets. The Company does not utilize derivative financial instruments to hedge its foreign currency or interest rate risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

                                                                               PAGE NO.
                                                                               --------
CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditors............................................        20

Consolidated Statements of Operations for the Years Ended September 30,
2001, 2000 and 1999.......................................................        21

Consolidated Balance Sheets at September 30, 2001 and 2000................        22

Consolidated Statements of Cash Flow for the Years Ended September 30,
2001, 2000 and 1999.......................................................        23

Consolidated Statements of Stockholders' Equity - Years Ended
September 30, 2001, 2000 and 1999.........................................        24

Notes to Consolidated Financial Statements................................        25

FINANCIAL STATEMENT SCHEDULE:

Schedule VIII - Valuation and Qualifying Accounts.........................        43


All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders MPSI Systems Inc.

    We have audited the accompanying consolidated balance sheets of MPSI Systems Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPSI Systems Inc. and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.




                                                      ERNST & YOUNG LLP


Tulsa, Oklahoma
February 25, 2002

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEAR ENDED SEPTEMBER 30,
                                                             ------------------------------------------------
                                                                 2001              2000              1999
                                                             ------------      ------------      ------------
Revenues:
   Information services and software maintenance .......     $ 15,304,000      $ 17,968,000      $ 18,772,000
   Software licensing ..................................          107,000           315,000           560,000
                                                             ------------      ------------      ------------
       Total revenues ..................................       15,411,000        18,283,000        19,332,000
                                                             ------------      ------------      ------------
Cost of sales:
   Information services and software maintenance .......        5,684,000         7,004,000         8,088,000
   Software licensing (Note 4) .........................          535,000           538,000           157,000
                                                             ------------      ------------      ------------
       Total cost of sales .............................        6,219,000         7,542,000         8,245,000
                                                             ------------      ------------      ------------
       Gross profit ....................................        9,192,000        10,741,000        11,087,000
Operating expenses:
   General and administrative ..........................        3,195,000         3,653,000         3,184,000
   Marketing and client services .......................        5,216,000         5,925,000         6,235,000
   Research and development ............................        1,317,000         1,189,000         1,216,000
                                                             ------------      ------------      ------------
       Total operating expenses ........................        9,728,000        10,767,000        10,635,000
                                                             ------------      ------------      ------------
      Operating income (loss) ..........................         (536,000)          (26,000)          452,000
Other income (expense):
   Interest income .....................................           96,000           179,000           240,000
   Interest expense ....................................         (389,000)         (414,000)         (243,000)
   Foreign exchange gains (losses) .....................         (160,000)          280,000           (57,000)
   Other, net ..........................................           15,000           (98,000)            2,000
                                                             ------------      ------------      ------------
       Income (loss) before income taxes ...............         (974,000)          (79,000)          394,000
Income taxes ...........................................          117,000           188,000           307,000
                                                             ------------      ------------      ------------
       Net income (loss) ...............................     $ (1,091,000)     $   (267,000)     $     87,000
                                                             ============      ============      ============
Per share (Note 11):
   Basic and diluted income (loss) per common
    share ..............................................     $       (.37)     $       (.09)     $        .03



          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                       ------------------------------
                                                                          2001              2000
                                                                       ------------      ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents ......................................     $    905,000      $    876,000
  Short-term investments, at cost ................................            3,000             3,000
  Receivables (Note 2):
     Trade .......................................................        2,111,000         3,310,000
     Current portion of long-term receivables, net of
      unamortized discount .......................................          469,000         1,266,000
  Work in process inventory ......................................          110,000            47,000
  Prepayments ....................................................           90,000            88,000
                                                                       ------------      ------------
     Total current assets ........................................        3,688,000         5,590,000
Long-term receivables, net of unamortized discount (Note 2) ......          539,000           912,000
Property and equipment, net (Note 3) .............................        1,004,000         1,046,000
Capitalized product development costs, net (Note 4) ..............        1,504,000         1,885,000
Other assets .....................................................          161,000           170,000
                                                                       ------------      ------------
     Total assets (Note 5) .......................................     $  6,896,000      $  9,603,000
                                                                       ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of note payable to bank (Note 5) ...............     $    350,000      $  2,000,000
  Accounts payable ...............................................          775,000         1,006,000
  Accrued liabilities (Notes 6 and 8) ............................        1,112,000         1,187,000
  Deferred revenue ...............................................        1,361,000         1,284,000
                                                                       ------------      ------------
     Total current liabilities ...................................        3,598,000         5,477,000
Long-term debt (Note 5) ..........................................          550,000                --
Noncurrent deferred revenue ......................................          548,000           712,000
Noncurrent deferred income taxes (Note 6) ........................          121,000           121,000
Other noncurrent liabilities .....................................           44,000            96,000
                                                                       ------------      ------------
          Total liabilities ......................................        4,861,000         6,406,000
                                                                       ------------      ------------
Stockholders' equity (Note 8):
  Preferred Stock, $.10 par value, 1,000,000 shares authorized,
     none issued or outstanding ..................................               --                --
  Common Stock, $.05 par value, 20,000,000 shares authorized,
     2,912,000 shares issued and outstanding at September 30, 2001
     and 2000 ....................................................          146,000           146,000
  Junior Common Stock, $.05 par value, 500,000 shares authorized,
     none issued or outstanding ..................................               --                --
  Additional paid-in capital .....................................       13,145,000        13,145,000
  Deficit ........................................................      (11,630,000)      (10,539,000)
  Other accumulated comprehensive income .........................          374,000           445,000
                                                                       ------------      ------------
          Total stockholders' equity .............................        2,035,000         3,197,000
                                                                       ------------      ------------
          Total liabilities and stockholders' equity .............     $  6,896,000      $  9,603,000
                                                                       ============      ============

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOW (SEE ALSO NOTES 1 AND 10)


                                                                       YEAR ENDED SEPTEMBER 30,
                                                             ---------------------------------------------
                                                                 2001             2000             1999
                                                             -----------      -----------      -----------
Income (loss) from operations ..........................     $(1,091,000)     $  (267,000)     $    87,000
Adjustments to reconcile income (loss) from
     operations to cash provided by operations:
     Depreciation and amortization of property and
         equipment .....................................         308,000          416,000          403,000
     Amortization of capitalized product
         development ...................................         930,000          799,000          153,000
     Deferred income taxes .............................              --           35,000               --
     Loss on sale of assets ............................          (1,000)         (10,000)          (1,000)
     Foreign exchange gain .............................              --         (330,000)              --
Changes in assets and liabilities:
     Decrease (increase) in assets:
         Receivables ...................................       2,173,000        1,419,000          718,000
         Inventories ...................................         (63,000)          60,000               --
         Other assets ..................................           7,000           45,000          (91,000)
     Increase (decrease) in liabilities:
         Trade payables, accruals and other
           liabilities .................................        (431,000)         (75,000)         319,000
         Taxes payable .................................           2,000          (27,000)          17,000
         Deferred revenue ..............................         109,000         (712,000)        (567,000)
                                                             -----------      -----------      -----------
              Net cash provided by operating
                 activities ............................       1,943,000        1,353,000        1,038,000
                                                             -----------      -----------      -----------

Cash flows from investing activities:
     Purchase equipment ................................        (148,000)         (83,000)        (386,000)
     Software developed for internal use ...............        (119,000)        (107,000)        (353,000)
     Capitalized product development costs .............        (548,000)      (1,095,000)      (1,453,000)
     Proceeds from disposition of assets ...............           1,000           17,000            1,000
                                                             -----------      -----------      -----------
             Net cash used by investing activities .....        (814,000)      (1,268,000)      (2,191,000)
                                                             -----------      -----------      -----------
Cash flows from financing activities:
     Net proceeds from bank line of credit .............              --          425,000        1,225,000
     Cash used for debt service ........................      (1,100,000)              --               --
     Proceeds from exercised stock options .............              --           70,000               --
                                                             -----------      -----------      -----------
             Net cash provided (used) by
                financing activities ...................      (1,100,000)         495,000        1,225,000
                                                             -----------      -----------      -----------

Increase in cash and cash equivalents ..................          29,000          580,000           72,000
Cash and cash equivalents at beginning of period .......         876,000          296,000          224,000
                                                             -----------      -----------      -----------
Cash and cash equivalents at end of period .............     $   905,000      $   876,000      $   296,000
                                                             ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999


                                          COMMON STOCK                                             OTHER
                                     ------------------------    ADDITIONAL                     ACCUMULATED            TOTAL
                                                   CARRYING       PAID-IN                       COMPREHENSIVE      STOCKHOLDERS'
                                      SHARES         VALUE        CAPITAL        DEFICIT           INCOME             EQUITY
                                     ---------   ------------   ------------   ------------    ---------------   ---------------
BALANCE - SEPTEMBER 30, 1998 ......  2,849,000   $    142,000   $ 13,079,000   $(10,359,000)   $       683,000   $     3,545,000
COMPREHENSIVE INCOME:
   Net income .....................         --             --             --         87,000                 --            87,000
   Other accumulated compre-
      hensive income:
      Foreign currency
         translation
         adjustment ...............         --             --             --             --             81,000            81,000
TOTAL COMPREHENSIVE INCOME ........                                                                              $       168,000
                                     ---------   ------------   ------------   ------------    ---------------   ---------------
BALANCE - SEPTEMBER 30, 1999 ......  2,849,000        142,000     13,079,000    (10,272,000)           764,000         3,713,000
COMPREHENSIVE INCOME:
  Net loss ........................         --             --             --       (267,000)                --          (267,000)
  Other accumulated compre-
    hensive income:
    Foreign currency
        translation
        adjustment ................         --             --             --             --           (319,000)         (319,000)
TOTAL COMPREHENSIVE LOSS ..........                                                                              $      (586,000)
    Stock options exercised .......     63,000          4,000         66,000             --                 --            70,000
                                     ---------   ------------   ------------   ------------    ---------------   ---------------
BALANCE - SEPTEMBER 30, 2000 ......  2,912,000        146,000   $ 13,145,000    (10,539,000)           445,000         3,197,000
  Net loss ........................         --             --             --     (1,091,000)                --        (1,091,000)
  Other accumulated compre-
    hensive income
    Foreign currency
     translation
     adjustment ...................         --             --             --             --            (71,000)          (71,000)
TOTAL COMPREHENSIVE LOSS ..........                                                                              $    (1,162,000)
                                     ---------   ------------   ------------   ------------    ---------------   ---------------
BALANCE - SEPTEMBER 30, 2001 ......  2,912,000   $    146,000   $ 13,145,000   $(11,630,000)   $       374,000   $     2,035,000
                                     =========   ============   ============   ============    ===============   ===============

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations: MPSI Systems Inc. is a United States-based, multinational corporation whose principal line of business is providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks. The Company markets its products and services in North America, the Pacific Rim, Latin America, Europe and South Africa through a direct sales force located in various foreign countries. As discussed more fully in Note 7, over 48% of consolidated revenues are generated from foreign customers, and portions of such revenues are billed in foreign currencies. Most of the Company's business comes from the petroleum industry, including several customers who individually account for a significant portion of consolidated revenues. Services are also provided for clients in the banking, convenience food, quick service restaurant and government postal industries. All software development and substantially all of the information database preparation are performed at the Company's headquarters facility in Tulsa, Oklahoma.

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

     Beginning in fiscal 2001, MPSI changed its software licensing and maintenance contracting methods. Henceforth, most software products will be perpetually licensed in a fashion that mandates upfront payment of the license fees. Maintenance will henceforth be an optional annual commitment by clients who wish to obtain future upgrades without additional cost. This change in licensing did not materially impact fiscal 2001.

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

    In the event that capitalized product development costs are subsequently determined not to be fully recoverable from future operations, the carrying value of such software is reduced to an amount equal to its net realizable value less costs of marketing and distribution. The reduction in carrying value is recorded in cost of sales.

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

    Advertising: Costs of advertising were $147,000, $292,000, and $87,000 in fiscal years 2001, 2000, and 1999, respectively, and are expensed as incurred.

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

2.  RECEIVABLES:

    Trade accounts receivable include unbilled amounts of $400,000 at September 30, 2001 and $675,000 at September 30, 2000. These amounts represent market study revenues recognized under the percentage-of-completion method in excess of amounts billed and will generally be billable during the succeeding twelve months upon completion of the respective studies.

    Current and noncurrent receivables also include unbilled amounts of $1,030,000 at September 30, 2001 and $2,173,000 at September 30, 2000 (before present value discount and excluding $108,000 and $93,000 which had been billed at September 30, 2001 and 2000, respectively) related to multi-year software license and maintenance agreements. Since these agreements contain annual installment billing provisions, the unbilled receivable balance for some contracts is as much as four years' future annual billings. Of the September 30, 2001 unbilled amounts, $519,000 (compared with $1,240,000 at September 30, 2000) will be billed in the succeeding twelve months, and the remainder will be billed thereafter at such future dates as are specified in the respective contracts. The portion of such future billings related to software and maintenance services not yet performed is offset by corresponding amounts in deferred revenue. The current portions of long-term receivables are reduced by unamortized present value discount of $20,000 and $66,000 at September 30, 2001 and 2000, respectively. Noncurrent long-term receivables are presented net of unamortized present value discount in the amount of $2,000 and $22,000 at September 30, 2001 and 2000, respectively. The present value discount is imputed based upon the New York prime rate on the effective date of each agreement. Interest income related to these agreements was $66,000, $149,000, and $225,000 in fiscal years 2001, 2000, and 1999, respectively.

    A significant portion of the Company's business activity is with the major multinational oil companies. At September 30, 2001, 95% ($2,979,000) of the Company's receivables (before present value discounts) were from petroleum clients ($5,239,000 or 94% at September 30, 2000). The receivable portfolio is well diversified geographically which tends to mitigate the potential impact of fluctuations in petroleum activities which may otherwise result if receivables were confined to a particular geographic area. Software license agreements are payable over several years (generally five-year agreements) and are expected to be paid from operating cash flows of the customers. The Company does not require collateral or other security to support these contractual receivables. The carrying value of long-term receivables, net of unearned discount, approximates market value.

3.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of:

                                                                                SEPTEMBER 30,
                                                         USEFUL LIFE    ------------------------------
                                                          IN YEARS          2001              2000
                                                         -----------    ------------      ------------
         Leasehold improvements .....................      Various      $    150,000      $    190,000
         Computer equipment and
              internal-use software .................        4-5           4,495,000         4,585,000
         Office furnishings and equipment ...........       3-10             905,000           999,000
                                                                        ------------      ------------
                                                                           5,550,000         5,774,000
         Accumulated depreciation ...................                     (4,546,000)       (4,728,000)
                                                                        ------------      ------------

                   Net property and equipment .......                   $  1,004,000      $  1,046,000
                                                                        ============      ============

    The provision for depreciation was $308,000, $416,000, and $403,000 for the years ended September 30, 2001, 2000, and 1999, respectively. At September 30, 2001, fully depreciated assets with an aggregate original cost of approximately $3,770,000 remain in use.

4.  CAPITALIZED PRODUCT DEVELOPMENT COSTS:

                                                                             SEPTEMBER 30,
                                                                     ------------------------------
                                                                         2001              2000
                                                                     ------------      ------------
         Software held for resale ..............................     $  6,215,000      $  5,669,000
         U.S. geographic database ..............................        1,187,000         1,187,000
                                                                     ------------      ------------

              Total capitalized costs ..........................     $  7,402,000      $  6,856,000
         Accumulated amortization ..............................       (5,898,000)       (4,971,000)
                                                                     ------------      ------------

              Net capitalized product development costs ........     $  1,504,000      $  1,885,000
                                                                     ============      ============

    Amortization of capitalized product development costs is generally based upon useful lives of 18 to 36 months. The provision for amortization totaling $930,000, $799,000 and $153,000 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively, is reflected in cost of sales-software licensing (2001 - $534,000, 2000 - $535,000 and 1999 - $153,000) and cost of sales-information services and software (2001 - $396,000 and 2000 - $264,000). Based upon current sales forecasts, capitalized product development costs are projected to be recoverable. However, these sales forecasts are subject to certain vulnerabilities which could potentially affect the recoverability of those costs.

5.  NOTE PAYABLE TO BANK, SUBSEQUENT EVENTS:

     At September 30, 2001 and 2000, the Company owed $900,000 and $2,000,000, respectively, to Bank of America under a loan agreement secured by accounts and contracts receivable, inventory, general intangibles and certain cash accounts with a net book value of approximately $3,703,000 at September 30, 2001. The note bears interest at Bank of America floating prime rate plus 5% (11.5% at September 30, 2001). The annual weighted average interest rates were 11.97% in fiscal year 2001 and 10.02% in fiscal year 2000.

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

6.  INCOME TAXES:

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                     ------------------------------------------------
                                                                         2001              2000              1999
                                                                     ------------      ------------      ------------
         Income (loss) before income taxes:
           Domestic ............................................     $  (527,000)      $    (18,000)     $    111,000
           Foreign .............................................        (447,000)           (61,000)          283,000
                                                                     -----------       ------------      ------------
                   Total .......................................     $  (974,000)      $    (79,000)     $    394,000
                                                                     ===========       ============      ============
         Income taxes (benefits):
           Current:
              Federal ..........................................     $    12,000       $      4,000      $     15,000
              State ............................................           2,000            (34,000)           45,000
              Foreign ..........................................         103,000            183,000           247,000
                                                                     -----------       ------------      ------------
                   Current income taxes ........................         117,000            153,000           307,000
           Deferred:
              Federal ..........................................              --             35,000                --
              State ............................................              --                 --                --
              Foreign ..........................................              --                 --                --
                                                                     -----------       ------------      ------------
                   Deferred income taxes .......................              --             35,000                --
                                                                     -----------       ------------      ------------
                        Provision for total income taxes .......     $   117,000       $    188,000      $    307,000
                                                                     ===========       ============      ============

    A reconciliation of the provision for income taxes at the applicable Federal statutory income tax rate to the actual provision for income taxes follows:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------------------
                                                          2001              2000              1999
                                                      ------------      ------------      ------------
         Expense (benefit) at statutory rate ....     $   (341,000)     $    (28,000)     $    138,000
         Foreign income taxes, net ..............           89,000           213,000            78,000
         State income taxes .....................            2,000           (34,000)           45,000
         Increase (decrease) in valuation
             allowance ..........................          268,000           211,000           (47,000)
         Other, net .............................           99,000          (174,000)           93,000
                                                      ------------      ------------      ------------
             Income taxes (benefit) .............     $    117,000      $    188,000      $    307,000
                                                      ============      ============      ============

    Income taxes of $14,000 were payable at September 30, 2001 ($4,000 receivable at September 30, 2000). The Company does not accrue income taxes on undistributed earnings of certain foreign subsidiaries which are permanently invested. At September 30, 2001 and 2000, the amount of undistributed earnings for which taxes have not been accrued was insignificant.

    At September 30, 2001, the Company has foreign tax credits of $584,000 which expire between 2002 and 2006. The Company also has minimum tax credits of $218,000 which carry forward indefinitely. At September 30, 2001, certain foreign subsidiaries have net operating loss carryforwards of approximately $8,738,000 which may be utilized in future years.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                  SEPTEMBER 30,
                                                                          -----------------------------
                                                                              2001             2000
                                                                          ------------     ------------
         Deferred tax liabilities:
            Software revenue ........................................     $    745,000     $  1,005,000
            Depreciation ............................................          103,000          123,000
            Other ...................................................          121,000          121,000
                                                                          ------------     ------------
                   Total deferred tax liabilities ...................          969,000        1,249,000
                                                                          ------------     ------------
         Deferred tax assets:
            Accrued liabilities and other miscellaneous items .......          277,000          302,000
            U.S. and foreign loss carryforwards .....................        3,176,000        3,070,000
            U.S. tax credit carryforwards ...........................          440,000          533,000
                                                                          ------------     ------------
                   Total deferred tax assets ........................        3,893,000        3,905,000
         Valuation allowance for deferred tax assets ................        3,045,000        2,777,000
                                                                          ------------     ------------
                   Net deferred tax assets ..........................          848,000        1,128,000
                                                                          ------------     ------------
                        Net deferred tax liabilities ................     $    121,000     $    121,000
                                                                          ============     ============

    Utilization of the Company's tax credit and loss carryforwards is dependent on realizing taxable income in the appropriate tax jurisdiction. Deferred tax assets for these carryforwards have been reduced by the valuation allowance to an amount that is more likely than not to be realized.

7.  BUSINESS SEGMENT AND REVENUE FROM MAJOR CUSTOMERS:

    The Company identifies segments based upon line of business that results in three reportable segments: Convenience Retailing, Pricing, and Business Development segments. (Due to the reduced postal activity and overlapping skill sets, the previous Postal and DataMetrix segments were combined during fiscal year 2000 into the Business Development segment.) The Convenience Retailing segment derives its revenues from providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks, primarily in the petroleum industry. In many cases, pricing products are sold within the same customer base applicable to Convenience Retailing. However, Pricing services are directed more towards operational issues rather than retail site location or operation. The Business Development segment derives its revenues primarily from the sales of visual mapping information for cities in the United States. The Company's measure of segment profit is operating income. Amortization is specifically assigned to each reported segment as capitalized development costs are written off to segmented cost of sales over their useful economic life. Development of the Business Development U.S. geographic database was not completed as of September 30, 1999 and, therefore, no amortization was recorded. Depreciation is allocated to each reported segment through pre-determined corporate percentages. Identifiable assets in the Convenience Retailing, Pricing, and Business Development segments, which are recorded in the Convenience Retailing segment, are shared resources which are not specifically allocated. All assets acquired are managed as shared resources and are not identifiable to specific reporting segments.

    Comparative business segment information has been reclassified herein to conform with fiscal year 2001 disclosure formats. Information on segments and a reconciliation to income before taxes are as follows:

                                                                         SEGMENTS
                                             ------------------------------------------------------------------
                                             CONVENIENCE                          BUSINESS
                                              RETAILING          PRICING         DEVELOPMENT          TOTAL
                                             ------------      ------------      ------------      ------------
YEAR ENDED SEPTEMBER 30, 2001
Revenues:
    Information services and
       software maintenance ............     $ 12,788,000      $  2,089,000      $    427,000      $ 15,304,000
    Software licensing .................           69,000            22,000            16,000           107,000
                                             ------------      ------------      ------------      ------------
         Total revenues ................     $ 12,857,000      $  2,111,000      $    443,000      $ 15,411,000
                                             ============      ============      ============      ============
    Operating income (loss) ............     $    591,000      $   (408,000)     $   (719,000)     $   (536,000)
                                             ============      ============      ============
    Other expense ......................                                                               (438,000)
                                                                                                   ------------
    Loss before income tax .............                                                           $   (974,000)
                                                                                                   ============

    Amortization of capitalized
         product development ...........     $    381,000      $     48,000      $    105,000      $    534,000
    Amortization of U.S.
         geographic database ...........               --                --           396,000           396,000
    Depreciation .......................          278,000            15,000            15,000           308,000
    Identifiable assets ................        6,896,000                --                --         6,896,000
    Additions to long-lived assets  ....          267,000                --                --           267,000


(See continuation of table on next page)

                                                                         SEGMENTS
                                             -----------------------------------------------------------------
                                             CONVENIENCE                         BUSINESS
                                              RETAILING          PRICING        DEVELOPMENT          TOTAL
                                             ------------      ------------     ------------      ------------

YEAR ENDED SEPTEMBER 30, 2000
Revenues:
    Information services and
       software maintenance ............     $ 15,281,000      $  1,950,000     $    737,000      $ 17,968,000
    Software licensing .................           56,000           258,000            1,000           315,000
                                             ------------      ------------     ------------      ------------
         Total revenues ................     $ 15,337,000      $  2,208,000     $    738,000      $ 18,283,000
                                             ============      ============     ============      ============
    Operating income (loss) ............     $  1,907,000      $    114,000     $ (2,047,000)     $    (26,000)
                                             ============      ============     ============
    Other income (expense) .............                                                               (53,000)
                                                                                                  ------------
    Loss before income tax .............                                                          $    (79,000)
                                                                                                  ============

    Amortization of capitalized
         software development ..........     $    482,000      $     11,000     $     42,000      $    535,000
    Amortization of U.S.
         geographic database ...........               --                --          264,000           264,000
    Depreciation .......................          374,000            21,000           21,000           416,000
    Identifiable assets ................        9,603,000                --               --         9,603,000
    Additions to long-lived assets .....          190,000                --               --           190,000
YEAR ENDED SEPTEMBER 30, 1999
Revenues:
    Information services and
       software maintenance ............     $ 15,998,000      $  2,062,000     $    712,000      $ 18,772,000
    Software licensing .................          374,000           186,000               --           560,000
                                             ------------      ------------     ------------      ------------
         Total revenues ................     $ 16,372,000      $  2,248,000     $    712,000      $ 19,332,000
                                             ============      ============     ============      ============
    Operating income (loss) ............     $  1,170,000      $    451,000     $ (1,169,000)     $    452,000
                                             ============      ============     ============
    Other income (expense) .............                                                               (58,000)
                                                                                                  ------------
    Income before income tax ...........                                                          $    394,000
                                                                                                  ============

    Amortization .......................     $    130,000      $     23,000     $         --      $    153,000
    Depreciation .......................          325,000            13,000           65,000           403,000
    Identifiable assets ................       10,518,000                --               --        10,518,000
    Additions to long-lived assets .....          739,000                --               --           739,000

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

                                                            YEAR ENDED SEPTEMBER 30
                                                 ----------------------------------------------
                                                     2001             2000             1999
                                                 ------------     ------------     ------------
Revenues from external customers:
    United States ..........................     $ 14,907,000     $ 17,606,000     $ 18,992,000
    Europe .................................          277,000          243,000          181,000
    South America ..........................          227,000          434,000          159,000
                                                 ------------     ------------     ------------
Total revenues .............................     $ 15,411,000     $ 18,283,000     $ 19,332,000

Export sales from the United States:
    Canada .................................     $    289,000     $    587,000     $    264,000
    Central America ........................          320,000           52,000          326,000
    South America ..........................          463,000          360,000          776,000
    Europe .................................          766,000          185,000          546,000
    Asia/Pacific Rim .......................        4,896,000        5,703,000        7,506,000
    Africa .................................          340,000          837,000          312,000
                                                 ------------     ------------     ------------
Total export sales .........................     $  7,074,000     $  7,724,000     $  9,730,000
                                                 ============     ============     ============

Long-lived assets:
    United States ..........................     $  3,021,000     $  3,756,000     $  4,478,000
    Foreign offices ........................          187,000          257,000          341,000
                                                 ------------     ------------     ------------
Total long-lived assets ....................     $  3,208,000     $  4,013,000     $  4,819,000
                                                 ============     ============     ============

    More than 97% of total revenues from continuing operations were derived from the petroleum industry during each of the years ended September 30, 2001, 2000, and 1999. Individual customers accounted for MPSI revenues that were in excess of 10% of consolidated revenues in those years as follows (in millions of dollars):

                                               2001                      2000                      1999
                                       ---------------------     ---------------------     ---------------------
                                        AMOUNT         %          AMOUNT         %          AMOUNT         %
                                       --------     --------     --------     --------     --------     --------

         ExxonMobil ..............     $    4.5           29     $    4.6           25     $    4.4           23
         BP Amoco ................            *            *          2.6           14            *            *
         Nisseki-Mitsubishi ......          1.6           11            *            *            *            *

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

     In October 2001, MPSI's largest customer notified the Company that it would explore other convenience retailing technology. Should that customer ultimately decide to change technology, MPSI could lose $2 - $3 million in annual revenue from this historical source. While the concurrent growth of business from other clients is expected to offset this potential loss in fiscal 2002 and thereafter, this decision could ultimately lower MPSI's revenue growth expectations.

8.  EMPLOYEE BENEFITS:

    Under an employee stock ownership and investment plan, all qualifying U.S. employees may contribute up to 16% of their annual earnings. Subject to certain limitations, the Company will contribute in cash or Common Stock an amount equal to but not less than 50% or more than 100% of a participant's salary deferral contributions that are not in excess of 6% of the participant's earnings for the year. Contributions may be invested in various equity or fixed-income funds. The Company recorded expense related to its matching contribution of $123,000, $138,000, and $166,000 in fiscal years 2001, 2000, and
1999, respectively. At September 30, 2001 and 2000, the Company had accrued $238,000 and $273,000, respectively, of liabilities for matching contributions to the 401(k) plan (which in the case of September 30, 2001, included the unfunded matching contribution of $109,000 for the Plan year ended December 31, 2001 and $129,000 for the Plan year ended December 31, 2000). During fiscal year 2001, the Company liquidated its matching contribution liability for the Plan year ended December 31, 1999 in cash. The matching contribution for Plan year 2000 was paid before December 31, 2001 and the matching contribution for Plan year 2001 will be paid before December 31, 2002.

    The Company had reserved 750,000 shares of Common Stock for issuance of stock options under a 1988 stock option plan covering all employees that expired in November 1998. At September 30, 2001, 3,000 options granted under that plan remain outstanding, are fully vested, and will not expire until 2002. An additional 750,000 shares are reserved under a 1998 stock plan. Options of 67,000 are outstanding under the 1998 plan, expire from 2003 to 2005, and also vest one-third annually over a three-year period.

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

     Pro forma information regarding net income and earnings per share is required by FASB 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option-pricing model. The fair value of the options was estimated at the date of the grants with the following average assumptions: expected life of the stock options 4 years; volatility of the expected market price of the Company's common stock price of 123%, and 109% in 2000 and 1999, respectively; risk-free interest rate of 5.73% and 5.81% in 2000 and 1999, respectively, and a no-dividend yield. There were no grants in fiscal 2001.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    2001                            2000                            1999
                                        ----------------------------    ----------------------------    ---------------------------
                                         PRO FORMA        REPORTED       PRO FORMA        REPORTED       PRO FORMA       REPORTED
                                        ------------    ------------    ------------    ------------    ------------   ------------

       Net income (loss) ............   $ (1,118,000)   $ (1,091,000)   $   (313,000)   $   (267,000)   $     24,000   $     87,000
       Basic and diluted income
          (loss) per share ..........   $       (.38)   $       (.37)   $       (.11)   $       (.09)   $        .01   $        .03

    A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                                           WEIGHTED-AVERAGE
                                                   OPTIONS                  EXERCISE PRICE                EXERCISABLE
                                                   -------                 ----------------               -----------

     AT SEPTEMBER 30, 1998                         159,819                       $4.75                       153,597
         Granted..............                     121,500                        1.41
         Exercised............                          --                          --
         Forfeited............                      (4,867)                       4.99
         Expired..............                     (10,000)                       3.60
     AT SEPTEMBER 30, 1999                         266,452                        3.31                       141,952
         Granted..............                      13,000                        1.17
         Exercised............                     (61,900)                       1.11
         Forfeited............                     (28,900)                       4.53
         Expired..............                     (21,051)                       3.00
     AT SEPTEMBER 30, 2000                         167,601                        3.79                       116,066
         Granted..............                          --                          --
         Exercised............                          --                          --
         Forfeited............                      (4,000)                       2.02
         Expired..............                     (94,101)                       5.40
     AT SEPTEMBER 30, 2001                          69,500                        1.73                        42,998

         The weighted average grant date fair value for options granted during 2000 and 1999 were $1.16 and $1.33, respectively.

         The following table summarizes information about stock options outstanding as of September 30, 2001:

                                                    Weighted                      Weighted
                                                    average                       average
                                     Weighted       exercise                      exercise
                    Number of        average        price of      Number of       price of
   Range of          options        remaining       options        options      exercisable
exercise prices    outstanding    life in years   outstanding    exercisable      options
---------------    -----------    -------------   -----------    -----------    -----------
$1.00 to 1.19        34,000           2.65           $1.06          18,332        $1.04
 2.19 to 3.25        35,500           2.52            2.36          24,666         2.39
---------------    -----------    -------------   -----------    -----------    -----------
$1.00 to 3.25        69,500           2.59           $1.73          42,998        $1.82
---------------    -----------    -------------   -----------    -----------    -----------

    The Company accrued $50,000 at September 30, 2001 ($4,000 accrued at September 30, 2000); in connection with incentive award programs for certain employees. The awards were accrued based upon the Company's achievement of certain revenue and operating income objectives and the respective contributions of certain employees to the achievement of those objectives. The various incentive plans specify cash settlement of the accrued liability prior to December 31, 2001.

    At September 30, 2001 and 2000, the Company had accrued $442,000 and $558,000, respectively, related to employee vacations earned but not yet taken.

9.  COMMITMENTS AND CONTINGENCIES:

    The Company leases office space and equipment under various agreements, substantially all of which have been accounted for as operating leases. Rental expense, including the leases described above, of $1,032,000 was recorded during the year ended September 30, 2001 ($1,123,000 in 2000 and $1,126,000 in 1999).
Aggregate future rentals under these commitments are as follows: 2002 -- $842,000, 2003 -- $593,000, 2004 -- $35, 000, 2005 -- $2,000, 2006 -- $1,000,
and thereafter -- $1,000.

10. SUPPLEMENTAL CASH FLOW INFORMATION:

    The Company paid interest of $389,000 during fiscal year 2001, $414,000 during fiscal year 2000, and $243,000 during fiscal year 1999. Income taxes of $114,000, $179,000, and $290,000 were paid during fiscal years 2001, 2000, and
1999, respectively.

11. BASIC AND DILUTED EARNINGS PER SHARE:

    The following sets forth the computation of basic and diluted earnings
(loss) per share for the years ended September 30:

     In thousands (except per share data):           2001            2000            1999
                                                  ----------      ----------      ----------

     Basic weighted-average shares ..........          2,912           2,886           2,849
     Effect of dilutive stock options .......             --              --              45
     Diluted weighted-average shares ........          2,912           2,886           2,894

     Net income (loss): .....................     $   (1,091)     $     (267)     $       87
     Basic and diluted earnings (loss)
          per common share ..................     $     (.37)     $     (.09)     $      .03
                                                  ----------      ----------      ----------

         Exercisable antidilutive options for 43,000 and 108,000 shares were outstanding at September 30, 2001 and 2000, respectively.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                            1ST           2ND           3RD            4TH
                                         QUARTER       QUARTER        QUARTER        QUARTER
                                        ----------    ----------    ----------     ----------
                  2001
Revenues..............................  $4,087,000    $3,871,000    $3,505,000     $3,948,000
Income (loss) before income taxes.....     131,000      (353,000)     (450,000)      (302,000)
Net income (loss).....................     123,000      (376,000)     (473,000)      (365,000)
Basic net income (loss) per share.....        0.04         (0.13)        (0.16)         (0.12)
Diluted Net Income (loss) per share...        0.04         (0.13)        (0.16)         (0.12)

                  2000
Revenues..............................  $3,801,000    $4,703,000    $5,443,000     $4,336,000
Income (loss) before income taxes.....    (402,000)     (149,000)      574,000       (102,000)
Net income (loss).....................    (368,000)     (182,000)      560,000       (277,000)
Basic net income (loss) per share.....       (0.13)        (0.06)         0.19          (0.09)
Diluted Net Income (loss) per share...       (0.13)        (0.06)         0.19          (0.09)

         Results for the fourth quarter of 2000 include a foreign currency gain of $330,000 related to the liquidation of the Australian branch operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements with accountants on matters related to accounting or financial disclosure during the fiscal years ended September 30, 2001 and 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of directors and officers.

         The directors and executive officers of the Company are as follows:

                      NAME                       AGE               POSITION
                      ----                       ---               --------
             Ronald G. Harper (1)                 63       Chairman of the Board of Directors,
                                                           President and Chief Executive Officer
             Bryan D. Porto                       52       Executive Vice President and Director
             Bryan D. Gross                       44       Vice President, Technology
             J. Scott Smathers                    40       Vice President, Business Development
             James C. Auten                       53       Vice President, Chief Financial Officer
             William H. Webb                      61       Gen. Mgr., Corporate Human Resources
             John C. Bumgarner, Jr. (1)(2)        59       Director
             Dr. David L. Huff (1)                70       Director
             Joseph C. McNay (1)(2)               67       Director
             John J. McQueen (2)                  80       Director

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

        Mr. Smathers is currently serving in the position of Vice President of Business Development. He is responsible for developing diversification markets, implementing MPSI's Internet initiative and the Systems Department. He joined MPSI in 1984 and has served on several international assignments, including Australia and England. Prior to his current position, Mr. Smathers was Vice President of Operations and Software Development.

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

ITEM 11. EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table summarizes the compensation paid over the last three completed fiscal years to the Company's CEO and the other executive officers of the Company who received compensation of $100,000 or more during the fiscal year ended September 30, 2001:

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                       ------------------------------
                                             ANNUAL COMPENSATION              AWARDS          PAYOUTS
                                        ----------------------------   --------------------   -------
                                                              OTHER                                      ALL
                                                             ANNUAL                                     OTHER
                                                             COMPEN-   RESTRICTED              LTIP     COMPEN-
          NAME AND                                  BONUS    SATION       STOCK    OPTIONS/   PAYOUTS   SATION
     PRINCIPAL POSITION         YEAR    SALARY($)    ($)     ($) (1)     AWARDS    SARS (#)     ($)     ($) (2)
     ------------------         ----    ---------   ------   -------   ----------  --------   -------   -------

Ronald G. Harper..........      2001    $220,298        --    $9,000         --          --      --    $  6,218
Chairman of the Board,          2000     246,195        --     8,716         --          --      --       6,218
President & CEO                 1999     252,531        --     7,885         --          --      --      10,682

Bryan D. Porto............      2001    $145,002        --        --         --          --      --    $  1,021
Executive Vice President,       2000     172,329        --        --         --          --      --       1,021
Petroleum                       1999     159,390        --        --         --      10,000      --       5,821

James C. Auten............      2001    $105,482        --        --         --          --      --    $  1,021
Vice President and              2000     114,851        --        --         --          --      --       1,021
Chief Financial Officer         1999     117,185        --        --         --          --      --       2,720

Bryan D. Gross............      2001    $145,340    10,000        --         --          --      --    $  1,021
Vice President Technology       2000     147,275        --        --         --       3,000      --         898
                                1999      90,848    10,000        --         --       8,000      --       3,403

(1)       Represents automobile lease paid to or on behalf of Mr. Harper.

(2) The components of "All Other Compensation" for the fiscal years ended September 30, 2001, 2000, and 1999 include (a) Company matching contributions to the Company's 401(k) defined contribution plan (Mr. Harper--$5,000, $0, and $4,800; Mr. Porto -- $4,698, $0, and $4,800;
          Mr. Auten--$1,753, $0, and $1,699; and Dr. Gross--$3,219, $0 and
          $2,544 in 2001, 2000 and 1999, respectively); and (b) supplemental life insurance premiums paid by the Company (Mr. Harper--$6,218, $6,218, and $5,882, Mr. Porto--$1,021, $1,021, and $1,021; Mr.
          Auten--$1,021, $1,021, and $1,021, and Dr. Gross--$1,021, $898 and
          $859 in 2001, 2000 and 1999, respectively).

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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTIONS/SAR VALUES

           (a)                    (b)          (c)                  (d)                           (e)


                                                            Number of Securities          Value of Unexercised
                                Shares                     Underlying Unexercised      In-the-Money Options/SARs
                               Acquired       Value      Options/SARs at FY-End (#)          at FY-End ($)
                              on Exercise   Realized
Name                              (#)          ($)       Exercisable/Unexercisable     Exercisable/Unexercisable
----                          -----------   --------     -------------------------     -------------------------

James C. Auten                     *            *                 -- / --                       -- / --
Bryan D. Porto                     *            *               6,666/3,334                     -- / --
William D. Webb                    *            *                 -- / --                       -- / --
Bryan D. Gross                     *            *              12,666/6,334                     -- / --
J. Scott Smathers                  *            *               2,000/1,000                     -- / --

    *None exercised during the period.

EMPLOYMENT CONTRACTS AND SEVERANCE ARRANGEMENTS

    The Company maintains a severance policy applicable to all full-time regular employees with at least one year of full-time service. Eligible employees are those who are terminated as the result of (1) a reduction of the Company's work force, (2) elimination of a job or position, (3) inability to satisfactorily perform required responsibilities, or (4) relocation of applicable Company facilities. The amount of severance paid is based upon the employee's base salary and length of service, and includes payment for vested but unused vacations and pro rated automobile allowances, if applicable. The only named executive officer who would receive aggregate severance in excess of $100,000 under the current policy is Mr. Ronald G. Harper. Mr. Harper's aggregate severance would be approximately $115,000 at September 30, 2001.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of September 30, 2001, as to shares of Common Stock beneficially owned by the directors (all of whom are nominees for another term), certain executive officers, the directors and officers of the Company as a group, and certain persons known to the Company to own beneficially more than five percent of the Common Stock. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals.

                                                                  BENEFICIAL OWNERSHIP
                                                                    OF COMMON STOCK
                                                            --------------------------------
                                                               NUMBER              PERCENT
NAME OF COMMON STOCKHOLDER                                   OF SHARES            OF CLASS
--------------------------                                  ------------        ------------

Ronald G. Harper (2) ..................................        1,223,966(1)               42%
  4343 South 118th East Avenue
  Tulsa, Oklahoma 74146

John C. Bumgarner, Jr .................................          222,322                   8%
  4900 Bank of Oklahoma Tower
  One Williams Center
  Tulsa, Oklahoma 74172

Joseph C. McNay .......................................          242,722                   8%
  125 High Street, 29th Floor
  Boston, Massachusetts 02110

Bank of Oklahoma, N.A .................................          284,714                  10%
  P. O. Box 2300
  Tulsa, Oklahoma 74192

RS Investment Management Co., LLC (3) .................          225,838                   8%
  388 Market Street, Suite 200
  San Francisco, California 94111

Sanford Orkin .........................................          222,222                   8%
  3414 Peachtree Road, N.E., Suite 236
  Atlanta, Georgia 30326

James C. Auten (2) ....................................            1,854                   *
Bryan D. Porto (2) ....................................            7,236                   *
J. Scott Smathers (2) .................................            4,200                   *
Bryan D. Gross (2) ....................................            7,227                   *
All officers and directors as a group (7 persons) .....        1,709,527                  59%

*  Less than 1%.

(1) Includes 373,910 shares of Common Stock held in trust for the benefit of Mr. Harper's family and 479,209 shares held in trust for the benefit of certain charities. Mr. Harper has sole voting and investment power over all of the trust shares except for 135,637 shares over which he shares investment or voting power and 235,773 shares over which he has no investment or voting power. Mr. Harper disclaims beneficial ownership of these trust shares.

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

----------

* Incorporated by reference.

(b) Form 8-K - No Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 2001.

    On October 30, 2001, the Company filed a Form 8-K that changes the Company's fiscal year from September 30 to December 31. The first fiscal year affected will end December 31, 2002.

(c) Exhibits - The response to this ITEM is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this Item is submitted as a separate section of this report.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


We have audited the consolidated financial statements of MPSI Systems Inc. and subsidiaries as of September 30, 2001 and 2000, and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated February 25, 2002, (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule included in this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                ERNST & YOUNG LLP



Tulsa, Oklahoma
February 25, 2002

                                                                   SCHEDULE VIII


                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED SEPTEMBER 30, 2001

              COLUMN A                        COLUMN B                 COLUMN C                  COLUMN D            COLUMN E
             -----------                    ------------    ----------------------------       ------------        ------------
                                                                     ADDITIONS
                                                            ----------------------------
                                             BALANCE AT      CHARGED TO                           OTHER              BALANCE
                                             BEGINNING       COSTS AND      REDUCTION OF       (DEDUCTIONS)         AT END OF
             DESCRIPTION                     OF PERIOD        EXPENSES        REVENUES          ADDITIONS             PERIOD
             -----------                    ------------    ------------    ------------       ------------        ------------

FOR THE YEAR ENDED SEPTEMBER 30, 1999
  Accumulated depreciation .............    $  5,576,000    $    403,000    $         --       $ (1,041,000)(2)    $  4,938,000
  Accumulated amortization .............       4,019,000         153,000              --                 --           4,172,000
  Unamortized discount on software
    license agreements .................         360,000              --         102,000(1)        (225,000)(1)         237,000
FOR THE YEAR ENDED SEPTEMBER 30, 2000
  Accumulated depreciation .............    $  4,938,000    $    416,000    $         --       $   (626,000)(2)    $  4,728,000
  Accumulated amortization .............       4,172,000         799,000              --                 --           4,971,000
  Unamortized discount on software
    license agreements .................         237,000              --              --           (149,000)(1)          88,000
FOR THE YEAR ENDED SEPTEMBER 30, 2001
  Accumulated depreciation .............    $  4,728,000    $    308,000    $         --       $   (490,000)(2)    $  4,546,000
  Accumulated amortization .............       4,971,000         930,000              --                 --           5,901,000
  Unamortized discount on software
    license agreements .................          88,000              --              --            (66,000)(1)          22,000

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

            /s/ Ronald G. Harper              Chairman of the
Board,              February 25, 2002
-----------------------------------------       President and Chief
              Ronald G. Harper                  Executive Officer



             /s/ James C. Auten               Vice President and Chief--          February 25, 2002
-----------------------------------------       Financial Officer
               James C. Auten


        /s/ John C. Bumgarner, Jr.            Director                            February 25, 2002
-----------------------------------------
           John C. Bumgarner, Jr.


             /s/ David L. Huff                Director                            February 25, 2002
-----------------------------------------
               David L. Huff


            /s/ Joseph C. McNay               Director                            February 25, 2002
-----------------------------------------
              Joseph C. McNay


            /s/ John J. McQueen               Director                            February 25, 2002
-----------------------------------------
              John J. McQueen


             /s/ Bryan D. Porto               Director                            February 25, 2002
-----------------------------------------
               Bryan D. Porto

                                INDEX TO EXHIBITS


   EXHIBIT
    NUMBER                                   EXHIBIT
   -------                                   -------


     21.1       -- List of Subsidiaries

     23.1       -- Consent of Independent Auditors -- Ernst & Young LLP