Form 10-QT
period 2001-12-31
MPSI SYSTEMS INC
filed 2002-02-26
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2001 to December 31, 2001

Commission file number 0-11527



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

Yes [X]          No [ ].



Number of shares of common stock outstanding at December 31, 2001 -    2,911,781
                                                                   -------------

                                      INDEX




                                                                                                            Page No.
                                                                                                            --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - December 31, 2001
                and September 30, 2001 ...................................................................         3

           Consolidated Statements of Operations -
                Three Months Ended December 31, 2001 and 2000.............................................         5

           Consolidated Statement of Stockholders' Equity -
                Three Months Ended December 31, 2001 .....................................................         6

           Consolidated Statements of Cash Flow -
                Three Months Ended December 31, 2001 and 2000 ............................................         7

           Notes To Consolidated Financial Statements.....................................................         8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...............................................................        11



Part II.  OTHER INFORMATION (Including Index to Exhibits).................................................        14



SIGNATURES      ..........................................................................................        15

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



Assets
                                                               December 31,    September 30,
                                                                   2001             2001
                                                              --------------   --------------
                                                               (unaudited)
Current assets:

      Cash and cash equivalents                               $      675,000   $      905,000

      Short-term investments, at cost                                  3,000            3,000

      Receivables
           Trade                                                   3,011,000        2,111,000
           Current portion of long-term receivables, net of
                unamortized discount                                 381,000          469,000

      Work in process inventory                                       36,000          110,000

      Prepayments                                                     71,000           90,000
                                                              --------------   --------------
                Total current assets                               4,177,000        3,688,000

Long-term receivables, net of current portion
      and unamortized discount                                       530,000          539,000

Property and equipment, net of accumulated amortization              939,000        1,004,000

Capitalized product development costs, net                         1,366,000        1,504,000

Other assets                                                         153,000          161,000
                                                              --------------   --------------

                Total assets (Note 3)                         $    7,165,000   $    6,896,000
                                                              ==============   ==============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (Cont'd)



Liabilities and Stockholders' Equity
                                                              December 31,      September 30,
                                                                  2001              2001
                                                             --------------    --------------
                                                              (unaudited)
Current liabilities:

      Note payable to bank (Note 3)                          $      900,000    $      350,000
      Accounts payable                                              630,000           775,000
      Accrued liabilities                                           993,000         1,112,000
      Deferred revenue                                            1,819,000         1,361,000
                                                             --------------    --------------
                Total current liabilities                         4,342,000         3,598,000

Long-term debt                                                           --           550,000
Noncurrent deferred revenue                                         583,000           548,000
Noncurrent deferred income taxes                                    115,000           121,000
Other noncurrent liabilities                                         30,000            44,000
                                                             --------------    --------------
                Total liabilities                                 5,070,000         4,861,000
                                                             --------------    --------------

Commitments and contingencies                                            --                --

Stockholders' equity:
      Preferred Stock, $.10 par value, 1,000,000
           shares authorized, none issued or
           outstanding                                                   --                --
      Common Stock, $.05 par value, 20,000,000 shares
           authorized, 2,912,000 shares issued and
           outstanding at December 31, 2001
           and September 30, 2001                                   146,000           146,000
      Junior Common Stock, $.05 par value, 500,000
           shares authorized, none issued or
           outstanding                                                   --                --

      Additional paid-in capital                                 13,145,000        13,145,000

      Deficit                                                   (11,568,000)      (11,630,000)

      Other accumulated comprehensive income                        372,000           374,000
                                                             --------------    --------------
                Total stockholders' equity                        2,095,000         2,035,000
                                                             --------------    --------------

                Total liabilities and stockholders' equity   $    7,165,000    $    6,896,000
                                                             ==============    ==============

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended December 31,
                                                      -------------------------------
                                                           2001            2000
                                                      -------------    --------------
Revenues:
      Information services and software maintenance    $  4,068,000    $  4,058,000
      Software licensing                                     23,000          29,000
                                                       ------------    ------------

           Total revenues                                 4,091,000       4,087,000
                                                       ------------    ------------

Cost of Sales:
      Information services and software maintenance       1,488,000       1,179,000
      Software licensing                                     95,000         210,000
                                                       ------------    ------------

           Total cost of sales                            1,583,000       1,389,000
                                                       ------------    ------------

           Gross profit                                   2,508,000       2,698,000
Operating expenses:
      General and administrative                            799,000         920,000
      Marketing and client services                       1,208,000       1,261,000
      Research and development                              377,000         331,000
                                                       ------------    ------------

           Total operating expenses                       2,384,000       2,512,000
                                                       ------------    ------------

           Operating income                                 124,000         186,000
Other income (expense):
      Interest income                                         8,000          32,000
      Interest expense                                      (63,000)        (66,000)
      Gain (loss) on foreign exchange                        (7,000)        (22,000)
      Other, net                                                 --           1,000
                                                       ------------    ------------

           Income before income taxes                        62,000         131,000
Provision for income taxes                                       --           8,000
                                                       ------------    ------------

           Net income                                  $     62,000    $    123,000
                                                       ============    ============


Per Share: Basic and diluted income per common share   $        .02    $        .04



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)


                                         Common Stock                                             Other
                                  ---------------------------    Additional                     accumulated         Total
                                                   Carrying       paid-in                      comprehensive    stockholders'
                                     Shares         value         capital        Deficit          income           equity
                                  ------------   ------------   ------------   ------------    -------------    -------------
Balance,
    September 30, 2001               2,912,000   $    146,000   $ 13,145,000   $(11,630,000)   $     374,000    $   2,035,000
    Net income                              --             --             --         62,000               --           62,000
    Other accumulated
        comprehensive income:
        Foreign currency
         translation adjustment             --             --             --             --           (2,000)          (2,000)
                                                                                                                -------------
Total comprehensive income                                                                                      $      60,000

                                  ------------   ------------   ------------   ------------    -------------    -------------
Balance,
    December 31, 2000                2,912,000   $    146,000   $ 13,145,000   $(11,568,000)   $     372,000    $   2,095,000
                                  ============   ============   ============   ============    =============    =============




See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
                                    (NOTE 2)


                                                                   Three Months Ended December 31,
                                                                   -------------------------------
                                                                       2001               2000
                                                                   ------------       ------------
Income from operations                                             $     62,000       $    123,000
Adjustments to reconcile income from operations
to cash provided (used) by operations:
      Depreciation and amortization of property and equipment            93,000             83,000
      Amortization of product development costs                         196,000            309,000
Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                 (808,000)           (74,000)
           Inventories                                                   74,000            (49,000)
           Other                                                         27,000             52,000
      Increase (decrease) in liabilities:
           Trade payables and accruals                                 (273,000)          (125,000)
           Taxes payable                                                (12,000)            (9,000)
           Deferred revenue                                             493,000            158,000
                                                                   ------------       ------------

           Net cash provided (used) by operations                      (148,000)           468,000
                                                                   ------------       ------------
Cash flows from investing activities:
      Purchase equipment                                                (24,000)           (17,000)
      Software developed for internal use                                    --             (2,000)
      Capitalized product development costs                             (58,000)          (113,000)
                                                                   ------------       ------------

           Net cash used by investing activities                        (82,000)          (132,000)
                                                                   ------------       ------------
Cash flows from financing activities:
      Debt repayments                                                        --            (60,000)
                                                                   ------------       ------------

           Net cash used by financing activities                             --            (60,000)
                                                                   ------------       ------------
Increase (decrease) in cash and cash equivalents                       (230,000)           276,000

Cash and cash equivalents at beginning of period                        905,000            876,000
                                                                   ------------       ------------

Cash and cash equivalents at end of period                         $    675,000       $  1,152,000
                                                                   ============       ============



See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
1.    General Notes

      Certain notes to the September 30, 2001 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended December 31, 2001. Accordingly, reference should be made to the audited financial statements at September 30, 2001.

      In the opinion of the Company, the unaudited consolidated financial statements as of December 31, 2001 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

      In October 2001 the Company's Board of Directors voted to change the fiscal year from September 30 to December 31.


--------------------------------------------------------------------------------
2.    Supplemental Cash Flow Information

      The Company paid interest of $63,000 and $66,000 during the three months ended December 31, 2001 and 2000, respectively. Income taxes of $12,000 and $16,000 were paid during the quarters ended December 31, 2001 and 2000, respectively, including foreign income taxes withheld at the source from remittances by customers.


--------------------------------------------------------------------------------
3.    Note Payable to Bank, Subsequent Events

      At December 31, 2001, the Company owed $900,000 to Bank of America under a credit arrangement secured by certain cash accounts, accounts and contracts receivable, inventory, and general intangibles. The note bears interest at Bank of America floating prime rate plus 6% (2% at December 30, 2000 - approximately 13% in both periods). The weighted average interest rates were 11.36% for the three months ended December 31, 2001 and 11.10% for the three months ended December 31, 2000.

      In June 2000, Bank of America notified the Company that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to effect a change. Subsequent to that notice, MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance has been steadily reduced from $2,000,000 at September 30, 2000 to $900,000 at December 31, 2001. Bank of America has granted extensions of the credit maturity effective October 2000, January 2001, April 2001, May 2001 and October 2001. With each extension, except October 2001, the Bank also waived the minimum net worth covenant requirement of $3,500,000. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. A further mandatory payment of $100,000 is required on or before April 1, 2002. In connection with that extension, the Bank revised the $3.5 million minimum net worth covenant with which the Company had not been in compliance. Henceforth, the Company will be required to maintain a minimum net worth of $1,700,000. Balances outstanding under the extension bear interest at Bank of America floating prime plus 7% (approximately 13% presently). Additionally, the extension agreement eliminated subjective acceleration clauses from the original agreements which remain in effect expect to the extent amended by the extension documents.

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

--------------------------------------------------------------------------------
4.    Business Segments

      The Company identifies segments based upon line of business, which results in three reportable segments: Convenience Retailing, Pricing, and Business Development. The Business Development segment includes certain DataMetrix and Postal products. The Convenience Retailing segment derives its revenues from providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks, primarily in the petroleum industry. In many cases, pricing products are sold within the same customer base applicable to Convenience Retailing. However, Pricing services are directed more towards operational issues rather than retail site location or operation. The Business Development segment derives its revenues primarily from the sales of DataMetrix branded products, including visual mapping information for cities in the United States. The Company's measure of segment profit is operating income. Amortization is specifically assigned to each reported segment as capitalized development costs are written off to segmented cost of sales over their useful economic life. Depreciation is allocated to each reported segment through pre-determined corporate percentages. All assets acquired are managed as shared resources and are not identifiable to specific reporting segments.

      Information on segments and a reconciliation to income before taxes are as follows:

                                                               SEGMENTS
                                       -----------------------------------------------------------
                                       CONVENIENCE                     BUSINESS
                                        RETAILING        PRICING      DEVELOPMENT        TOTAL
                                       ------------    ------------   ------------    ------------
QUARTER ENDED DEC 31, 2001
Revenues:
   Information services and
      software maintenance...........  $  3,369,000    $    627,000   $     72,000    $  4,068,000
   Software licensing................        23,000              --             --          23,000
                                       ------------    ------------   ------------    ------------
        Total revenues...............  $  3,392,000    $    627,000   $     72,000    $  4,091,000
                                       ============    ============   ============    ============
   Operating income (loss)...........  $    491,000    $   (156,000)  $   (211,000)   $    124,000
                                       ============    ============   ============
   Other income (expense)............                                                      (62,000)
                                                                                      ------------
   Income before income tax..........                                                 $     62,000
                                                                                      ============

   Amortization of capitalized
        product development..........  $     77,000    $         --   $     20,000    $     97,000
   Amortization of U.S.
        geographic database..........            --              --         99,000          99,000
   Depreciation......................        74,000          13,000          6,000          93,000
   Identifiable assets...............     7,165,000              --             --       7,165,000
   Additions to long-lived assets....        24,000              --             --          24,000


(Table continued on next page)

QUARTER ENDED DEC 31, 2000
Revenues:
   Information services and
      software maintenance...........  $  3,410,000    $    541,000    $    107,000    $  4,058,000
   Software licensing................         6,000          22,000           1,000          29,000
                                       ------------    ------------    ------------    ------------
        Total revenues...............  $  3,416,000    $    563,000    $    108,000    $  4,087,000
                                       ============    ============    ============    ============
   Operating income (loss)...........  $    370,000    $     (2,000)   $   (182,000)   $    186,000
                                       ============    ============    ============
   Other income (expense)............                                                       (55,000)
                                                                                       ------------
   Income before income tax..........                                                  $    131,000
                                                                                       ============

   Amortization of capitalized
        product development..........  $    181,000    $         --    $     29,000    $    210,000
   Amortization of U.S.
        geographic database..........            --              --          99,000          99,000
   Depreciation......................        67,000          12,000           4,000          83,000
   Identifiable assets...............     9,758,000              --              --       9,758,000
   Additions to long-lived assets....        19,000              --              --          19,000


--------------------------------------------------------------------------------
5.    Comprehensive Income

      Comprehensive income is net income, plus certain other items that are recorded directly to shareholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments. Comprehensive income was $60,000 and $89,000 for the quarters ended December 31, 2001 and 2000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATION
                    FOR THE INTERIM PERIOD DECEMBER 31, 2001


RESULTS OF OPERATIONS

     CONSOLIDATED OPERATIONS. MPSI reported a net quarterly profit of $62,000 or $.02 per share on revenues of $4.1 million for the three months ended December 31, 2001 compared with a net profit of $123,000 or $.04 per share on revenues of $4.1 million for the comparable quarter ended December 31, 2000. With nearly identical revenues compared with the December 2000 quarter, the lower net income for the December 31, 2001 quarter principally relates to a decline in margins from certain products. Cost of sales increased $194,000 due to certain Pricing segment activity that shifted to new foreign geography wherein the Company could not leverage its U.S. national database.

    CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $3,392,000, and $3,416,000 for the fiscal quarters ended December 31, 2001 and 2000, respectively, with corresponding operating profits of $491,000 and $370,000. Although revenues for the quarter ended December 31, 2001 were consistent with the same period last fiscal year, there was an increase in operating income of $121,000. This increase in operating income is directly related to lower amortization expense as certain capitalized product development projects reached the end of their estimated economic life. Although these projects are now fully amortized, they will continue to generate revenue while the Company moves forward to develop new products slated for release during fiscal 2002.

    PRICING SEGMENT. Revenues of $627,000 for the quarter ended December 31, 2001, as compared to $563,000 during the same quarter last fiscal year are up $64,000 primarily due to the timing of orders. Because this segment deals with a relatively small number of high dollar projects, timing of client pilot tests and orders can substantially affect period results. This segment experienced an operating loss of $156,000 for the quarter ended December 31, 2001 compared to an operating loss of $2,000 during the comparable quarter last year. The increased operating loss is a result of certain activity occurring in new areas not covered by the Company's geographic database, requiring substantial expenditures to obtain the necessary data.

    BUSINESS DEVELOPMENT SEGMENT. This unit (which continues to market mapping products under the DataMetrix brand and is in the process of developing products which will be marketed through the internet) generated revenues of $72,000 during the fiscal quarter ended December 31, 2001 as compared with $108,000 during the comparable period last fiscal year. Business Development incurred an operating loss of $211,000 for the quarter ended December 31, 2001 as compared with an operating loss of $182,000 during the same fiscal quarter last year. This unit has not yet achieved critical mass and, accordingly, is subject to quarterly comparative fluctuations in revenue and profitability. New products, expected to be released in the summer of 2002, will benefit all business units but will work most to the benefit of Business Development's industry diversification initiatives.

    One of the major costs associated with this segment is the amortization and maintenance of the U.S. geographic database used to generate the unit's product offerings. Although there is no formal interdivisional transfer pricing mechanism, both the Convenience Retailing and Pricing units benefit from the availability of this national database. Amortization of this database will continue throughout fiscal 2002.

    CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $2,384,000 for the quarter ended December 31, 2001 as compared with $2,512,000 during the same quarter last fiscal year. This reduction of $128,000 (5%) is a result of cost cutting measures previously implemented by the company.

    Consolidated general and administrative expenses for the quarter ended December 31, 2001 were down approximately $121,000 (13%) as compared to the same fiscal quarter of last year. The decline in costs for the quarter were the result of reduced costs associated with severance which was accrued during the first fiscal quarter of fiscal 2001 offset by increased audit fees of approximately $131,000 related to updating and finalizing certain SEC filings for fiscal years 2001 and 2000.

     Consolidated marketing and client service expenses for the quarter ended December 31, 2001 were down $53,000 (4%) as compared to the same fiscal quarter of last year. Consolidated marketing expenses have been reduced as a result of
(1) focused target marketing on major global petroleum marketers, and (2) increased reliance on value-added resellers to service smaller customers. Additionally, the Company has adjusted its selling and marketing objectives to accommodate for changes in product offerings and the marketplace, and has realigned personnel to meet those objectives.

    Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter ended December 31, 2001, were up $46,000 as compared with the same fiscal period last year. This increase is a result of resource allocation and the timing of new capital development. During the quarter ended December 31, 2001, more staff were engaged in the initial non-capitalized planning stages for new product development. Total costs, including amounts capitalized for product development and maintenance of existing products, are comparable between the two periods presented. The Company continues to seek cost reductions through new technologies which allow for delivery of modular products that are easier to develop, less costly to customize and maintain, and can more readily be transported to other market applications.

    OTHER INCOME AND EXPENSES. Interest expense of $63,000 and $66,000 was comparable for the quarters ended December 31, 2001 and 2000, respectively. The Company's bank debt of $900,000 was reduced from $1,940,000 at December 31, 2000 as the result of an aggressive debt reduction policy during fiscal 2001. However, during that same period, the bank processed a number of short-term extensions and steadily raised the interest rate each time. The increase in interest rate was offset by the decline in outstanding balance.

    MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced exchange losses of approximately $7,000 and $22,000 during the quarters ended December 31, 2001 and 2000 respectively. Although MPSI anticipates continuing exposure to exchange fluctuations, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge their foreign currency or interest rate risks.

    INCOME TAXES. Because of significant net operating loss carryforwards, there were no income taxes recorded for the quarters ended December 31, 2001 and 2000. Income taxes in fiscal 2000 are primarily due to foreign taxes withheld at the source by customers. The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

Financial Condition and Liquidity

     Working capital, the Company's primary measure of liquidity, was $(165,000) at December 31, 2001 as compared with $90,000 at September 30, 2001. The change in liquidity is principally attributable to reclassification to current of $550,000 bank debt classified noncurrent at September 30, 2001 based upon the maturity date of the debt (October 1, 2002). Although cash at December 31, 2001 decreased by approximately $230,000 compared with September 30, 2001, net trade receivables increased $812,000 as a result of orders received and invoices prepared during the interim period ended December 31, 2001.

    Accounts payable and accrued liabilities were reduced by approximately $264,000 during the interim period ended December 31, 2001. This reduction in current liabilities was offset by an increase in deferred revenue of approximately $458,000 as a result of billings on active projects that exceeded revenues recognized. While increases in deferred revenue have the effect of lowering working capital, such increases do not require commensurate cash outflows as is the case with other current liability accounts.

     In June 2000, the Company's principal bank, Bank of America, announced its internal plans to substantially reduce its lending exposures in certain industries and to certain customer categories. MPSI fell within the criteria and, accordingly, was notified effective June 30, 2000 that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to affect a change. Subsequent to that notice, MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable cost-effective financing alternative has been identified, the outstanding balance has been steadily reduced from $1,940,000 at December 31, 2000 to $900,000 at December 31, 2001. Largely on the basis of the Company's diligent efforts at liquidation, Bank of America has granted extensions of the credit maturity effective October 2000, January 2001, April 2001, May 2001 and October 2001. With each extension, except October 2001, the Bank also waived the minimum equity covenant requirement. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $250,000 paydown by the Company and set the new maturity date at October 1, 2002. A further payment of $100,000 is required on or before April 1, 2002. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the equity covenant down to $1.7 million.

    In the absence of a working capital line of credit, MPSI continues to deal with peaks and valleys in cash flow by adjusting payments to suppliers and other creditors as required. Management anticipates that cash flow from operations will be sufficient to meet operating requirements and liquidate remaining bank debt in fiscal 2002. However, if the Company is unable to maintain the minimum net worth covenant or to maintain an adequate collateral level as determined through a defined borrowing base computation, the bank could call the note before its maturity date. The bank has not taken such action to date. If this were to occur, the Company may not have sufficient cash to repay the note requiring management to take such actions as delaying payments to suppliers or reducing operating expenditures. Such actions, if necessary, could have an adverse effect on the Company's operations or financial condition. Management will continue to seek cost-effective alternative financing sources, not only as a means of accelerating liquidation of the current note, but also to provide back-up working capital availability.

    Capitalized product development expenditures for the quarter ended December 31, 2001 were $58,000 compared with $113,000 in the same period last year. The reduction in fiscal year 2001 capitalized costs principally reflect the slowing down of new development while the Company re-evaluated its' product plans for fiscal 2002.

     MPSI's backlog of market studies at December 31, 2001 in the amount of approximately $8.2 million, ($9.5 million at September 30, 2001), contained a substantial number of recurring studies under multi-year client commitments. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4.


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

                           PART II - OTHER INFORMATION




Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities -

                  The registrant's credit facility with Bank of America in the amount of approximately $900,000 became due and payable according to its terms on January 5, 2002. Prior to the due date, the registrant had breached a covenant in the credit facility requiring the maintenance of a minimum net worth. See Note 3 to the consolidated financial statements for additional information about the Company's banking relationship. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $250,000 paydown by the Company and set the new maturity date at October 1, 2002. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the equity covenant down to $1.7 million.

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

Item 6 -- Exhibits and Reports on Form 8-K.

                  (a)      Exhibit:

                           11.1 Earnings per share computation


                  (b)      Reports on Form 8-K -

                           MPSI filed a Form 8-K on October 30, 2001 wherein the fiscal year end will be changed from September 30 to December 31. The first fiscal year affected by this change will end December 31, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.




                                            MPSI SYSTEMS INC.




Date February 25, 2002                 By   /s/ Ronald G. Harper
     -----------------                      ------------------------------------
                                            Ronald G. Harper, President
                                            (Chief Executive Officer) and
                                            Director





Date February 25, 2002                 By   /s/ James C. Auten
     -----------------                      ------------------------------------
                                            James C. Auten, Vice President
                                            (Chief Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
11.1                          Earnings Per Share Computation