Form 10-Q
period 2002-03-31
MPSI SYSTEMS INC
filed 2002-05-14
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the three months ended March 31, 2002           Commission file no. 0-11527




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

Yes  X     No
   -----      -----



Number of shares of common stock outstanding at March 31, 2002 -      2,911,781
                                                                ---------------

                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - March 31, 2002 and December 31, 2001 ...................       3

           Consolidated Statements of Operations - Three Months Ended March 31, 2002 and 2001....       5

           Consolidated Statement of Stockholders' Equity - Three Months Ended March 31, 2002 ...       6

           Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2002 and 2001.......................................       7

           Notes To Consolidated Financial Statements ...........................................       8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ......................................................      11



Part II.  OTHER INFORMATION (Including Index to Exhibits) .......................................      14



SIGNATURES      .................................................................................      15

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31,     DECEMBER 31,
ASSETS                                                                  2002             2001
                                                                ------------     ------------
                                                                 (UNAUDITED)      (UNAUDITED)
Current assets:

      Cash and cash equivalents                                 $    720,000     $    675,000
      Short-term investments, at cost                                     --            3,000
      Receivables:
           Trade, net                                              2,034,000        3,011,000
           Current portion of long-term receivables, net of
                unamortized discount                                 311,000          381,000

      Work in process inventory                                       84,000           36,000

      Prepayments                                                    116,000           71,000
                                                                ------------     ------------
                Total current assets                               3,265,000        4,177,000

Long-term receivables, net of current portion
      and unamortized discount                                       471,000          530,000

Property and equipment, net of accumulated depreciation
           and amortization                                          885,000          939,000

Capitalized product development costs, net                         1,340,000        1,366,000

Other assets                                                         151,000          153,000
                                                                ------------     ------------

                Total assets (Note 3)                           $  6,112,000     $  7,165,000
                                                                ============     ============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


                                                                         MARCH 31,      DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                          2002              2001
                                                                      ------------      ------------
                                                                       (UNAUDITED)       (UNAUDITED)
Current liabilities:

      Note payable to bank (Note 3)                                   $    550,000      $    900,000
      Accounts payable                                                     617,000           630,000
      Accrued liabilities                                                1,040,000           993,000
      Deferred revenue                                                   1,316,000         1,819,000
                                                                      ------------      ------------
                Total current liabilities                                3,523,000         4,342,000

Noncurrent deferred revenue                                                518,000           583,000
Noncurrent deferred income taxes                                           111,000           115,000
Other noncurrent liabilities                                                15,000            30,000
                                                                      ------------      ------------

                Total liabilities                                        4,167,000         5,070,000
                                                                      ------------      ------------

Commitments and contingencies                                                   --                --

Stockholders' Equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                               --                --

      Common Stock, $.05 par value, 20,000,000 shares authorized,
           2,912,000 shares issued and outstanding at
           March 31, 2002 and December 31, 2001                            146,000           146,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                               --                --

      Additional paid-in capital                                        13,145,000        13,145,000

      Deficit                                                          (11,694,000)      (11,568,000)

      Other accumulated comprehensive income                               348,000           372,000
                                                                      ------------      ------------

                Total stockholders' equity                               1,945,000         2,095,000
                                                                      ------------      ------------

                Total liabilities and stockholders' equity            $  6,112,000      $  7,165,000
                                                                      ============      ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED MARCH 31,
                                                               2002               2001
                                                      -------------      -------------
Revenues:
    Information services and software maintenance     $   3,999,000      $   3,839,000
    Software licensing                                       24,000             32,000
                                                      -------------      -------------

       Total revenues                                     4,023,000          3,871,000
                                                      -------------      -------------

Cost of Sales:
    Information services and software maintenance         1,576,000          1,497,000
    Software licensing                                       84,000            166,000
                                                      -------------      -------------

          Total cost of sales                             1,660,000          1,663,000
                                                      -------------      -------------

       Gross profit                                       2,363,000          2,208,000
Operating expenses:
    General and administrative                            1,027,000            744,000
    Marketing and client services                           929,000          1,327,000
    Research and development                                364,000            335,000
                                                      -------------      -------------

       Total operating expenses                           2,320,000          2,406,000
                                                      -------------      -------------

       Operating income (loss)                               43,000           (198,000)
Other income (expense):
    Interest income                                           6,000             25,000
    Interest expense                                       (124,000)          (175,000)
    Gain (loss) on foreign exchange                           9,000            (16,000)
    Other, net                                                1,000             11,000
                                                      -------------      -------------

       Loss before income taxes                             (65,000)          (353,000)
Provision for income taxes                                   61,000             23,000
                                                      -------------      -------------

       Net loss                                       $    (126,000)     $    (376,000)
                                                      =============      =============

Per Share:
    Basic and diluted loss
         per common share                             $        (.04)     $        (.13)
    Shares Outstanding:
       Basic                                              2,912,000          2,912,000
       Diluted                                            2,912,000          2,912,000


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

                                                                                                          OTHER
                                              COMMON STOCK            ADDITIONAL                    ACCUMULATED           TOTAL
                                     ----------------------------        PAID-IN                  COMPREHENSIVE   STOCKHOLDERS'
                                        SHARES             AMOUNT        CAPITAL        DEFICIT          INCOME          EQUITY
                                     ------------    ------------   ------------   ------------    ------------    ------------
Balance,
    December 31, 2001                   2,912,000    $    146,000   $ 13,145,000   $(11,568,000)   $    372,000    $  2,095,000
    Net loss                                   --              --             --       (126,000)             --        (126,000)
    Other accumulated
        comprehensive
        income:
        Foreign currency
            translation adjustment             --              --             --             --         (24,000)        (24,000)
                                                                                                                   ------------
Total comprehensive loss                                                                                           $   (150,000)

                                     ------------    ------------   ------------   ------------    ------------    ------------
Balance,
    March 31, 2002                      2,912,000    $    146,000   $ 13,145,000   $(11,694,000)   $    348,000    $  1,945,000
                                     ============    ============   ============   ============    ============    ============




See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                        2002            2001
                                                                                ------------    ------------
Loss from operations                                                            $   (126,000)   $   (376,000)

Adjustments to reconcile loss from operations to cash provided by operations:
      Depreciation and amortization of property and equipment                         85,000          84,000
      Amortization of product development costs                                      183,000         264,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                             1,102,000        (180,000)
           Inventories                                                               (48,000)         77,000
           Other                                                                     (40,000)        (47,000)
      Increase (decrease) in liabilities:
           Trade payables and accruals                                                (2,000)       (288,000)
           Taxes payable                                                              (3,000)        (17,000)
           Deferred revenue                                                         (568,000)         56,000
                                                                                ------------    ------------

           Net cash provided by operating activities                                 583,000        (427,000)
                                                                                ------------    ------------

Cash flows from investing activities:
      Purchase equipment                                                             (31,000)        (46,000)
      Software developed for internal use                                                 --         (35,000)
      Capitalized product development costs                                         (157,000)       (155,000)
                                                                                ------------    ------------

           Net cash used by investing activities                                    (188,000)       (236,000)
                                                                                ------------    ------------

Cash flows from financing activities:
      Debt repayments                                                               (350,000)       (100,000)
                                                                                ------------    ------------

           Net cash used by financing activities                                    (350,000)       (100,000)
                                                                                ------------    ------------

Increase (decrease) in cash and cash equivalents                                      45,000        (763,000)

Cash and cash equivalents at beginning of period                                     675,000       1,152,000
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $    720,000    $    389,000
                                                                                ============    ============


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL NOTES:

      Certain notes to the September 30, 2001 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended March 31, 2002. Accordingly, reference should be made to the audited consolidated financial statements at September 30, 2001.

      Effective October 22, 2001, the Board of Directors of the Company authorized a change in fiscal year end principally in an effort to align the Company's operating cycle with that of the majority of its main customers. As a result, MPSI filed a Form 10-QT for the period October 1, 2001 to December 31, 2001. This report on Form 10-Q for the three months ended March 31, 2002 represents the first fiscal quarter of the new fiscal year ending December 31, 2002. Accordingly, the information for the three months ended March 31, 2001 (designated at time of original SEC reporting as the second fiscal quarter) is included herein for comparative purposes. Management believes that no adjustments of comparative information were required simply because of the change in fiscal year end.

      In the opinion of Management, the unaudited consolidated financial statements as of March 31, 2002 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $124,000 and $175,000 during the three months ended March 31, 2002 and 2001, respectively. Income taxes of $63,000 and $84,000 were paid during the three months ended March 31, 2002 and 2001, respectively.

3.    NOTE PAYABLE TO BANK:

      At March 31, 2002, the Company owed $550,000 to Bank of America under a revolving line of credit arrangement secured by accounts and contracts receivable, inventory, general intangibles and certain cash accounts. The note bears interest at Bank of America floating prime rate plus 7% (approximately 11.75%). The weighted average interest rates were 12.84% for the three months ended March 31, 2002 and 12.69% for the three months ended March 31, 2001.

      Bank of America and MPSI executed a loan extension effective January 6, 2002 concurrent with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. A further debt payment of $100,000 was required on or before April 1, 2002 and was made by MPSI prior to that date bringing the outstanding balance down to $550,000. In connection with the extension, the Bank revised the $3.5 million minimum net worth covenant with which the Company had not been in compliance prior to the extension. Henceforth, the Company will be required to maintain a minimum net worth of $1,700,000. Balances outstanding under the extension bear interest at Bank of America floating prime plus 7% (approximately 13% presently). Additionally, the extension agreement eliminated subjective acceleration clauses from the original agreements which remain in effect except to the extent amended by the extension documents.

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

4.    BUSINESS SEGMENTS:

      The Company identifies segments based upon line of business, which results in three reportable segments: Convenience Retailing, Pricing, and Business Development. The Business Development segment includes the former DataMetrix and Postal activities. The Convenience Retailing segment derives its revenues from providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks, primarily in the petroleum industry. In many cases, pricing products are sold within the same customer base applicable to Convenience Retailing. However, Pricing services are directed more towards operational issues rather than retail site location or operation. The Business Development segment derives its revenues primarily from the sales of DataMetrix branded products, including visual mapping information for cities in the United States. The Company's measure of segment profit is operating income. Amortization is specifically assigned to each reported segment as capitalized development costs are written off to segmented cost of sales over their useful economic lives. Depreciation is allocated to each reported segment through pre-determined corporate percentages. Identifiable assets in the Convenience Retailing, Pricing and Business Development segments, which are recorded in the Convenience Retailing segment, are shared resources which are not specifically allocated. All assets acquired are managed as shared resources and are not identifiable to specific reporting segments.

      Comparative business segment information has been reclassified herein to conform with the March 31, 2002 disclosure format. Information on segments and a reconciliation to income before taxes are as follows:

                                             ----------------------------------------------------------------
                                                                         SEGMENTS
                                             ----------------------------------------------------------------
                                              CONVENIENCE       BUSINESS
                                               RETAILING         PRICING        DEVELOPMENT         TOTAL
                                             -------------    -------------    -------------    -------------
QUARTER ENDED MARCH 31, 2002
Revenues:
   Info services & SW maint ..............   $   3,227,000    $     666,000    $     106,000    $   3,999,000
   Software licensing ....................          24,000               --               --           24,000
                                             -------------    -------------    -------------    -------------
        Total revenues ...................   $   3,251,000    $     666,000    $     106,000    $   4,023,000
                                             =============    =============    =============    =============
   Operating income (loss) ...............   $     202,000    $      (4,000)   $    (155,000)   $      43,000
                                             =============    =============    =============
   Other income (expense) ................                                                           (108,000)
                                                                                                -------------
   Loss before income tax ................                                                      $     (65,000)
   Amortization of capitalized
        product development ..............   $      35,000    $      29,000    $      20,000    $      84,000
   Amortization of U.S.
        geographic database ..............              --               --           99,000           99,000
   Depreciation ..........................          68,000           13,000            4,000           85,000
   Identifiable assets ...................       6,112,000               --               --        6,112,000
   Additions to long-lived assets ........          31,000               --               --           31,000
QUARTER ENDED MARCH 31, 2001
Revenues:
   Info services & SW maint ..............   $   3,180,000    $     515,000    $     144,000    $   3,839,000
   Software licensing ....................          29,000               --            3,000           32,000
                                             -------------    -------------    -------------    -------------
        Total revenues ...................   $   3,209,000    $     515,000    $     147,000    $   3,871,000
                                             =============    =============    =============    =============
   Operating income (loss) ...............   $       2,000    $     (76,000)   $    (124,000)   $    (198,000)
                                             =============    =============    =============
   Other income (expense) ................                                                           (155,000)
                                                                                                -------------
   Loss before income tax ................                                                      $    (353,000)
   Amortization of capitalized
        product development ..............   $     136,000    $          --    $      29,000    $     165,000
   Amortization of U.S.
        geographic database ..............              --               --           99,000           99,000
   Depreciation ..........................          67,000           13,000            4,000           84,000
   Identifiable assets ...................       8,970,000               --               --        8,970,000
   Additions to long-lived assets ........          81,000               --               --           81,000

5.    COMPREHENSIVE INCOME

      Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

      Comprehensive loss was $(150,000) and $(377,000) for the quarters ended March 31, 2002 and 2001, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     CONSOLIDATED OPERATIONS. MPSI reported a net quarterly loss of $126,000 or $.04 per share on revenues of $4.0 million for the three months ended March 31, 2002 compared with a net loss of $376,000 or $.13 per share on revenues of $3.9 million for the comparable quarter ended March 31, 2001. The quarterly results for March 31, 2002 reflect an accrual of estimated shutdown expenses associated with the closure of the Brazil office of approximately $326,000 (a net increase of approximately $266,000 over the normal quarterly expense for that office). Had this charge not been accrued, the Company would have reported significantly improved results compared with the March 2001 quarter based on comparable revenues. This operating improvement is attributable to cost savings resulting from downsizing which occurred during fiscal 2001. The net effect of ongoing downsizing resulted in reduced operating expenses of $86,000 for the quarter ended March 31, 2002 as compared with the same fiscal quarter last year. As the full effects of downsizing are realized, the Company anticipates significant reductions in operating expenses, which should portend positive earnings in future quarters.

    CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $3,251,000, and $3,209,000 for the fiscal quarters ended March 31, 2002 and 2001, respectively, with corresponding operating profits of $202,000 and $2,000. Although revenues for the quarter ended March 31, 2002 were consistent with the same period last fiscal year, there was an increase in operating income of $200,000. This increase in operating income is partially related to decreased amortization expense of $101,000 resulting from certain capitalized product development projects reaching the end of their amortization periods. Although these projects are now fully amortized, they will continue to generate revenue while the Company moves forward to develop new products slated for release during fiscal 2002. The other major contributing factor to improved operating income relates to reduction of the cost base through corporate downsizing, which took place during fiscal 2001.

    PRICING SEGMENT. Revenues of $666,000 for the quarter ended March 31, 2002, as compared to $515,000 during the same quarter last fiscal year are up $151,000 primarily due to the timing of orders. This segment experienced an operating loss of $4,000 (including all corporate overhead allocations) for the quarter ended March 31, 2002 compared to an operating loss of $76,000 during the comparable quarter last year. The decrease in the operating loss is a direct result of increased revenues. Excluding corporate overhead charges, this segment generated contribution margins of $172,000 and $90,000 in the quarters ended March 31, 2002 and 2001, respectively. Because this segment deals with a relatively small number of high dollar projects, timing of client pilot tests and orders can substantially affect period results.

    BUSINESS DEVELOPMENT SEGMENT. This unit (which continues to market mapping products under the DataMetrix brand and is in the process of developing products which will be marketed through the internet) generated revenues of $106,000 during the fiscal quarter ended March 31, 2002 as compared with $147,000 during the comparable period last fiscal year. Business Development incurred an operating loss of $155,000 for the quarter ended March 31, 2002 as compared with an operating loss of $124,000 during the same fiscal quarter last year. The reduction in operating income is directly related to the reduction in revenues. Costs within this group are primarily fixed in nature and therefore do not significantly fluctuate with revenue volume.

    One of the major costs associated with this segment is the amortization and maintenance of the U.S. geographic database used to generate the unit's product offerings. Amortization of this database of $99,000 per quarter will continue throughout fiscal 2002. Until this unit achieves critical mass and the substantial original product development costs are fully amortized, operating results are likely to be negative during fiscal 2002.

    CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $2,320,000 for the quarter ended March 31, 2002 as compared with $2,406,000 during the same quarter last fiscal year. This net reduction of $86,000, which is a result of continuing cost cutting measures implemented by the Company, was negatively affected by shutdown expenses associated with the Brazil office, in excess of normal operations of approximately $266,000.

    Consolidated general and administrative expenses for the quarter ended March 31, 2002 were up $283,000 (38%) as compared to the same fiscal quarter of last year. Excluding the net effect of the Brazil office closure reflected in general and administrative expense of approximately $300,000, the expenses for the two quarters presented are comparable.

     Consolidated marketing and client service expenses for the quarter ended March 31, 2002 were down $398,000 (30%) as compared to the same fiscal quarter of last year. Consolidated marketing expenses have been reduced as a result of
(1) increased reliance on value-added resellers to service smaller customers,
(2) reduction of marketing personnel and related office requirements in Bristol and Brazil and, (3) a shift in client service resources from client support (marketing expense) to revenue based projects resulting in a shift of dollars to cost of sales.

    Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter ended March 31, 2002, were up $29,000 as comparable with the same fiscal period last year. This increase is a result of the mix of activities between capital development and pure research / maintenance (which costs are expensed). Total costs, including amounts capitalized for product development and maintenance of existing products decreased approximately $70,000. This decrease is a result of third-party development of the web-based LocationXpert project incurred during the fiscal quarter ended March 31, 2001. The Company continues to focus on cost reductions through new technologies which seek to produce modular products that are easier to develop, less costly to customize and maintain, and can more readily be transported to other vertical market applications.

    OTHER INCOME AND EXPENSES. Interest expense of $124,000 for the quarter ended March 31, 2002 was down from $175,000 for the comparable quarter ended March 31, 2001. The Company's bank debt of $550,000 at March 31, 2002 ($1,840,000 at March 31, 2001), which is the primary source of interest expense, was reduced from $900,000 at December 31, 2001. Additionally, the Company's positive cash flow from operations allowed for more timely payments of recurring obligations which resulted in reduced carrying costs.

    MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling ). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced an exchange gain of approximately $9,000 for the quarter ended March 31, 2002 as compared to an exchange loss of $16,000 during the comparable quarter last fiscal year. Although MPSI anticipates continuing exposure to exchange fluctuations, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge its foreign currency risks.

    INCOME TAXES. Income taxes were $61,000 for the quarter ended March 31, 2002 as compared to $23,000 during the same period last fiscal year. The changes in income tax are primarily due to foreign taxes withheld at the source by customers. The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based not only on the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital, the Company's primary measure of liquidity, was $(258,000) at March 31, 2002 as compared with $(165,000) at December 31, 2001. The decrease in working capital is primarily a result of accrued shutdown expenses related to the closure of the Brazil office, as previously discussed. Generally, the decrease in liquidity which resulted from the Brazil office closure was partially offset by (a) reduced operating expenses related to the downsizing and reorganization, and (b) reductions in production costs associated with the REX software and the related databases. Cash receipts generated from operations were utilized to reduce the bank debt by $350,000 during the current quarter. Net trade receivables decreased $977,000 as a result of cash collections exceeding orders received and invoices prepared during the quarter ended March 31, 2002.

    Although accounts payable and accrued liabilities increased by $34,000 during the quarter ended March 31, 2002, this increase includes the non-recurring accrual for the Brazil office closure. Current deferred revenue decreased by $503,000 as compared to December 31, 2001. This reduction is a result of revenues on active projects exceeding new billings.

     In June 2000, the Company's principal bank, Bank of America, announced its internal plans to substantially reduce its lending exposures in certain industries and to certain customer categories. MPSI fell within the criteria and, accordingly, was pressured to liquidate or move its line of credit. MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance has been steadily reduced from $1,940,000 at December 31, 2000 to $900,000 at December 31, 2001. The pay downs have continually pressured MPSI's operating liquidity and prevented accumulation of additional cash reserves even though the Company generated positive cash flow from operations of more than

$1.9 million in fiscal 2001. Largely on the basis of the Company's diligent efforts at liquidation, Bank of America has granted several extensions of the credit maturity. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $200,000 paydown by the Company and set the maturity date at October 1, 2002 on the remaining $700,000 outstanding balance. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the equity covenant down to $1.7 million. Subsequent to that extension, MPSI has made further debt payments of $150,000 bringing the outstanding balance down to $550,000 at March 31, 2002.

    In the absence of an alternative banking solution that provides some measure of working capital capability, MPSI continues to deal with peaks and valleys in cash flow by adjusting payments to suppliers and other creditors as required. Management anticipates that cash flow from operations will be sufficient to meet operating requirements and liquidate remaining bank debt in fiscal 2002. Capitalized product development expenditures for the quarter ended March 31, 2002 were $157,000 compared with $269,000 in the same period last year. The reduction in fiscal year 2002 capitalized costs principally reflects the slowing down of new development as the Company believes its present REX and Pricing technology far surpasses competitive technology.

    MPSI's backlog of market studies at March 31, 2002 in the amount of approximately $7.7 million, ($9.1 million at December 31, 2001), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent a significant amount of the estimated revenues for fiscal year 2002. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4.


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




                                          MPSI SYSTEMS INC.




Date     May 14, 2002                     By       /s/ Ronald G. Harper
      ----------------------                 ----------------------------------
                                               Ronald G. Harper, President
                                               (Chief Executive Officer) and
                                               Director





Date     May 14, 2002                     By      /s/ James C. Auten
      ----------------------                 ----------------------------------
                                               James C. Auten, Vice President
                                               (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number             Description
-------            -----------
11.1               Earnings Per Share Computation