Form 10-Q
period 2002-06-30
MPSI SYSTEMS INC
filed 2002-08-14
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the six months ended June 30, 2002               Commission file no. 0-11527




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

Yes      X              No             .
   -------------           -------------


Number of shares of common stock outstanding at June 30, 2002 -       2,911,781
                                                               ----------------

                                      INDEX

                                                                                        Page No.
                                                                                        --------
Part I.  FINANCIAL INFORMATION:

      Financial Statements:
           Consolidated Balance Sheets - June 30, 2002 and December 31, 2001 .........         3

           Consolidated Statements of Operations - Three Months and Six Months
                Ended June 30, 2002 and 2001 .........................................         5

           Consolidated Statement of Stockholders' Equity - Six Months
                Ended June 30, 2002 ..................................................         6

           Consolidated Statements of Cash Flow -
                Six Months Ended June 30, 2002 and 2001 ..............................         7

           Notes To Consolidated Financial Statements ................................         8

      Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...........................................        11



Part II.  OTHER INFORMATION ..........................................................        14



SIGNATURES      ......................................................................        16

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



ASSETS
                                                               JUNE 30,    DECEMBER 31,
                                                                2002          2001
                                                            ------------- -------------
                                                             (UNAUDITED)   (UNAUDITED)
Current assets:

      Cash and cash equivalents                             $     435,000 $     675,000
      Short-term investments, at cost                                  --         3,000
      Receivables:
           Trade, net                                           1,740,000     3,011,000
           Current portion of long-term receivables, net of
                unamortized discount                              419,000       381,000

      Work in process inventory                                    33,000        36,000

      Prepayments                                                  73,000        71,000
                                                            ------------- -------------
                Total current assets                            2,700,000     4,177,000

Long-term receivables, net of current portion
      and unamortized discount                                    442,000       530,000

Property and equipment, net of accumulated depreciation
      And amortization                                            841,000       939,000

Capitalized product development costs, net                      1,276,000     1,366,000

Other assets                                                      147,000       153,000
                                                            ------------- -------------

                Total assets (Note 3)                       $   5,406,000 $   7,165,000
                                                            ============= =============



See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      JUNE 30,     DECEMBER 31,
                                                                       2002           2001
                                                                  --------------  --------------
                                                                    (UNAUDITED)     (UNAUDITED)
Current liabilities:

      Note payable to bank (Note 3)                               $      550,000  $      900,000
      Accounts payable                                                   616,000         630,000
      Accrued liabilities                                              1,408,000         993,000
      Deferred revenue                                                   809,000       1,819,000
                                                                  --------------  --------------
                Total current liabilities                              3,383,000       4,342,000

Noncurrent deferred revenue                                              609,000         583,000
Noncurrent deferred income taxes                                         116,000         115,000
Other noncurrent liabilities                                                  --          30,000
                                                                  --------------  --------------

                Total liabilities                                      4,108,000       5,070,000
                                                                  --------------  --------------

Stockholders' equity:
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                             --              --

      Common Stock, $.05 par value, 20,000,000 shares authorized,
            2,912,000 shares issued and outstanding at
           June 30, 2002 and December 31, 2001                           146,000         146,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                             --              --

      Additional paid-in capital                                      13,145,000      13,145,000

      Deficit                                                        (12,353,000)    (11,568,000)

      Other accumulated comprehensive income                             360,000         372,000
                                                                  --------------  --------------

                Total stockholders' equity                             1,298,000       2,095,000
                                                                  --------------  --------------

                Total liabilities and stockholders' equity        $    5,406,000  $    7,165,000
                                                                  ==============  ==============

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                          2002            2001            2002            2001
                                                     --------------  --------------  --------------  --------------
Revenues:
    Information services and software maintenance    $    3,035,000  $    3,475,000  $    7,034,000  $    7,314,000
    Software licensing                                       25,000          30,000          49,000          62,000
                                                     --------------  --------------  --------------  --------------

       Total revenues                                     3,060,000       3,505,000       7,083,000       7,376,000
                                                     --------------  --------------  --------------  --------------

Cost of sales:
    Information services and software maintenance         1,222,000       1,360,000       2,798,000       2,857,000
    Software licensing                                       74,000         159,000         158,000         325,000
                                                     --------------  --------------  --------------  --------------

          Total cost of sales                             1,296,000       1,519,000       2,956,000       3,182,000
                                                     --------------  --------------  --------------  --------------

       Gross profit                                       1,764,000       1,986,000       4,127,000       4,194,000
Operating expenses:
    General and administrative                            1,076,000         719,000       2,103,000       1,463,000
    Marketing and client services                           943,000       1,362,000       1,872,000       2,689,000
    Research and development                                357,000         271,000         721,000         606,000
                                                     --------------  --------------  --------------  --------------

       Total operating expenses                           2,376,000       2,352,000       4,696,000       4,758,000
                                                     --------------  --------------  --------------  --------------

       Operating loss                                      (612,000)       (366,000)       (569,000)       (564,000)
Other income (expense):
    Interest income                                          10,000          20,000          16,000          45,000
    Interest expense                                        (21,000)        (80,000)       (145,000)       (255,000)
    Gain (loss) on foreign exchange                          10,000         (25,000)         19,000         (41,000)
    Other, net                                               (2,000)          1,000          (1,000)         12,000
                                                     --------------  --------------  --------------  --------------

       Loss before income taxes                            (615,000)       (450,000)       (680,000)       (803,000)
Provision for income taxes                                   44,000          23,000         105,000          46,000
                                                     --------------  --------------  --------------  --------------

       Net loss                                      $     (659,000) $     (473,000) $     (785,000) $     (849,000)
                                                     ==============  ==============  ==============  ==============

Per share:
    Basic income (loss)                              $         (.23) $         (.16) $         (.27) $         (.29)
    Diluted income (loss)                            $         (.23) $         (.16) $         (.27) $         (.29)
Shares Outstanding:
    Basic                                                 2,912,000       2,912,000       2,912,000       2,912,000
    Diluted                                               2,912,000       2,912,000       2,912,000       2,912,000


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                                                               OTHER
                                     COMMON STOCK            ADDITIONAL                  ACCUMULATED          TOTAL
                             ----------------------------       PAID-IN                COMPREHENSIVE  STOCKHOLDERS'
                                SHARES         AMOUNT           CAPITAL       DEFICIT         INCOME         EQUITY
                             -------------  ------------- ------------- -------------  -------------  -------------
Balance,
  December 31, 2001              2,912,000  $     146,000 $  13,145,000 $ (11,568,000) $     372,000  $   2,095,000
  Net loss                              --             --            --      (785,000)            --       (785,000)
  Other accumulated
    comprehensive
    income:
    Foreign currency
      translation adjustment            --             --            --            --        (12,000)       (12,000)
                                                                                                      -------------
Total comprehensive loss                                                                              $    (797,000)

                             -------------  ------------- ------------- -------------  -------------  -------------
Balance,
  June 30, 2002                  2,912,000  $     146,000 $  13,145,000 $ (12,353,000) $     360,000  $   1,298,000
                             =============  ============= ============= =============  =============  =============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                         2002            2001
                                                                               --------------  --------------
Loss from operations                                                           $     (785,000) $     (849,000)

Adjustments to reconcile net income (loss) from operations to cash provided by operations:
      Depreciation and amortization of property and equipment                         179,000         155,000
      Amortization of product development costs                                       356,000         521,000

Changes in assets and liabilities:
      Decrease (increase) in assets:
           Receivables                                                              1,316,000       2,070,000
           Inventories                                                                  3,000          28,000
           Other assets                                                                 7,000         (26,000)
      Increase (decrease) in liabilities:
           Trade payables and accruals                                                371,000        (404,000)
           Taxes payable                                                               (6,000)        (21,000)
           Deferred revenue                                                          (984,000)       (136,000)
                                                                               --------------  --------------

           Net cash provided by operating activities                                  457,000       1,338,000
                                                                               --------------  --------------

Cash flows from investing activities
      Purchase equipment                                                              (81,000)        (97,000)
      Software developed for internal use                                                  --         (98,000)
      Capitalized product development costs                                          (266,000)       (365,000)
                                                                               --------------  --------------

           Net cash used by investing activities                                     (347,000)       (560,000)
                                                                               --------------  --------------

Cash flows from financing activities:
      Debt repayments                                                                (350,000)       (740,000)
                                                                               --------------  --------------

           Net cash used by financing activities                                     (350,000)       (740,000)
                                                                               --------------  --------------

Increase (decrease) in cash and cash equivalents                                     (240,000)         38,000

Cash and cash equivalents at beginning of period                                      675,000       1,152,000
                                                                               --------------  --------------

Cash and cash equivalents at end of period                                     $      435,000  $    1,190,000
                                                                               ==============  ==============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL NOTES:

      Certain notes to the September 30, 2001 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the six months ended June 30, 2002. Accordingly, reference should be made to the audited financial statements at September 30, 2001.

      Effective October 22, 2001, the Board of Directors of the Company authorized a change in fiscal year end principally in an effort to align the Company's operating cycle with that of the majority of its main customers. As a result, MPSI filed a Form 10-QT for the period October 1, 2001 to December 31, 2001. This report on Form 10-Q for the six months ended June 30, 2002 represents the second fiscal quarter of the new fiscal year ending December 31, 2002. Accordingly, the information for the three months ended June 30, 2001 (designated at time of original SEC reporting as the third fiscal quarter) is included herein for comparative purposes. Management believes that no adjustments of comparative information were required simply because of the change in fiscal year end.

      In the opinion of the Company, the unaudited consolidated financial statements as of June 30, 2002 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $145,000 and $255,000 during the six months ended June 30, 2002 and 2001, respectively. Net income taxes of $105,000 and $78,000 were paid during the same respective periods.

3.    NOTE PAYABLE TO BANK:

      At June 30, 2002, the Company owed $550,000 to Bank of America under a revolving line of credit arrangement secured by accounts and contracts receivable, inventory, general intangibles, and certain cash accounts. The note bears interest at Bank of America floating prime rate plus 7% (11.75% at June 30, 2002). The weighted average interest rates were 12.06% for the six months ended June 30, 2002 and 13.48% for the six months ended June 30, 2001.

      Bank of America and MPSI executed a loan extension effective January 6, 2002 concurrent with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. A further debt payment of $100,000 was required on or before April 1, 2002 and was made by MPSI prior to that date bringing the outstanding balance down to $550,000. In connection with the extension, the Bank revised the $3.5 million minimum net worth covenant with which the Company had not been in compliance prior to the extension. Henceforth, the Company was required to maintain a minimum net worth of $1,700,000. Balances outstanding under the extension bear interest at Bank of America floating prime plus 7% (approximately 11.75% presently). Additionally, the extension agreement eliminated subjective acceleration clauses from the original agreements

      As the result of the $785,000 net loss for the six months ended June 30, 2002, the Company was $402,000 below the minimum net worth under the loan agreement with its Bank. If the Company is unable to maintain the revised minimum net worth covenant or if the Company fails to maintain an adequate collateral level as determined through a defined borrowing base computation, the Bank could call the note before its maturity date of October 1, 2002. If this were to occur, the Company would likely not have sufficient cash to repay the note, requiring management to take actions such as delaying payments to suppliers or reducing operating expenditures. Such actions, if necessary, could have an adverse effect on the Company's operations or financial condition, and would likely not generate sufficient cash to pay the Bank's note in full in the short term. The Bank has taken no actions on the covenant default nor has it indicated any intention to accelerate the note.

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

      Comparative business segment information has been reclassified herein to conform with the June 30, 2002 disclosure format. Information on segments and a reconciliation to income (loss) before taxes for the quarters ended June 30, 2002 and 2001 are as follows:

                                            ------------------------------------------------------
                                                                    SEGMENTS
                                            ------------------------------------------------------
                                             CONVENIENCE                  BUSINESS
                                              RETAILING     PRICING      DEVELOPMENT      TOTAL
                                            ------------  ------------  ------------  ------------
      QUARTER ENDED JUNE 30, 2002
      Revenues:
         Information services and
            software maintenance .......... $  2,469,000  $    428,000  $    138,000  $  3,035,000
         Software licensing ...............       25,000            --            --        25,000
                                            ------------  ------------  ------------  ------------
              Total revenues .............. $  2,494,000  $    428,000  $    138,000  $  3,060,000
                                            ============  ============  ============  ============
         Operating loss ..................  $   (325,000) $   (171,000) $   (116,000) $   (612,000)
                                            ============  ============  ============
         Other income (expense) ..........                                                  (3,000)
                                                                                      ------------
         Loss before income tax ..........                                            $   (615,000)
         Amortization of capitalized
              product development ........  $     39,000  $     29,000  $      6,000  $     74,000
         Amortization of U.S.
              geographic database ........            --            --        99,000        99,000
         Depreciation ....................        75,000        14,000         5,000        94,000
         Identifiable assets .............     5,406,000            --            --     5,406,000
         Additions to long-lived assets ..        50,000            --            --        50,000
      QUARTER ENDED JUNE 30, 2001
      Revenues:
         Information services and
            software maintenance .........  $  2,922,000  $    457,000  $     96,000  $  3,475,000
         Software licensing ..............        28,000            --         2,000        30,000
                                            ------------  ------------  ------------  ------------
              Total revenues .............  $  2,950,000  $    457,000  $     98,000  $  3,505,000
                                            ============  ============  ============  ============
         Operating loss ..................  $    (37,000) $   (120,000) $   (209,000) $   (366,000)
                                            ============  ============  ============
         Other income (expense) ..........                                                 (84,000)
                                                                                      ------------
         Loss before income tax ..........                                            $   (450,000)
         Amortization of capitalized
              product development ........  $    129,000  $         --  $     29,000  $    158,000
         Amortization of U.S.
              geographic database ........            --            --        99,000        99,000
         Depreciation ....................        56,000        11,000         4,000        71,000
         Identifiable assets .............     7,539,000            --            --     7,539,000
         Additions to long-lived assets ..       114,000            --            --       114,000

      Information on segments and a reconciliation to income before taxes for the six months ended June 30, 2002 and 2001 are as follows:

                                           --------------------------------------------------------------
                                                                       SEGMENTS
                                           --------------------------------------------------------------
                                             CONVENIENCE                      BUSINESS
                                              RETAILING       PRICING        DEVELOPMENT       TOTAL
                                           --------------  --------------  --------------  --------------
SIX MONTHS ENDED JUNE 30, 2002
Revenues:
         Information services and
            software maintenance ......... $    5,696,000  $    1,094,000  $      244,000  $    7,034,000
         Software licensing ..............         49,000              --              --          49,000
                                           --------------  --------------  --------------  --------------
              Total revenues ............. $    5,745,000  $    1,094,000  $      244,000  $    7,083,000
                                           ==============  ==============  ==============  ==============
         Operating income (loss) ......... $     (123,000) $     (175,000) $     (271,000) $     (569,000)
                                           ==============  ==============  ==============
         Other income (expense) ..........                                                       (111,000)
                                                                                           --------------
         Loss before income tax ..........                                                 $     (680,000)
                                                                                           ==============

         Amortization of capitalized
              product development ........ $       74,000  $       58,000  $       26,000  $      158,000
         Amortization of U.S.
              geographic database ........             --              --         198,000         198,000
         Depreciation ....................        143,000          27,000           9,000         179,000
         Identifiable assets .............      5,406,000              --              --       5,406,000
         Additions to long-lived assets ..         81,000              --              --          81,000

SIX MONTHS ENDED JUNE 30, 2001
Revenues:
         Information services and
            software maintenance ......... $    6,102,000  $      972,000  $      240,000  $    7,314,000
         Software licensing ..............         57,000              --           5,000          62,000
                                           --------------  --------------  --------------  --------------
              Total revenues ............. $    6,159,000  $      972,000  $      245,000  $    7,376,000
                                           ==============  ==============  ==============  ==============
         Operating income (loss) ......... $      (35,000) $     (196,000) $     (333,000) $     (564,000)
                                           ==============  ==============  ==============
         Other income (expense) ..........                                                       (239,000)
                                                                                           --------------
         Loss before income tax ..........                                                 $     (803,000)
                                                                                           ==============

         Amortization of capitalized
              product development ........ $      182,000  $           --  $       58,000  $      240,000
         Amortization of U.S.
              geographic database ........             --              --         198,000         198,000
         Depreciation ....................        123,000          24,000           8,000         155,000
         Identifiable assets .............      7,539,000              --              --       7,539,000
         Additions to long-lived assets ..         97,000              --              --          97,000

5.    COMPREHENSIVE INCOME

      Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

      Comprehensive loss was $(647,000) and $(466,000) for the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, comprehensive income (loss) was $(797,000) and $(843,000), respectively.

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

RESULTS OF OPERATIONS

     CONSOLIDATED OPERATIONS. MPSI reported a net quarterly loss of $659,000 or $.23 per share on revenues of $3.1 million for the three months ended June 30, 2002 compared with a net loss of $473,000 or $.16 per share on revenues of $3.5 million for the comparable quarter ended June 30, 2001. For the six months ended June 30, 2002, MPSI reported a net loss of $785,000 or $.27 per share on revenues of $7.1 million. This compared with a net loss of $849,000 or $.29 per share on revenues of $7.4 million for the comparable six months of last fiscal year. The results for the six months ended June 30, 2002 reflect accrual of estimated severance costs for staff reductions in the home office ($325,000) and severance / shutdown costs associated with the closure of certain foreign offices ($392,000). The total accrual for reorganization costs of approximately $717,000 represents a net increase of approximately $476,000 over normal operating expenses had staff and offices been maintained. As the full effects of the recent downsizing activities are realized, the Company's future financial reports should reflect significant reductions in operating expenses.

    CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $2,494,000 and $2,950,000 for the fiscal quarters ended June 30, 2002 and 2001, respectively, with corresponding operating losses of $325,000 and $37,000. The decline in revenues ($456,000) and profitability ($288,000) for the second fiscal quarter of 2002 as compared with 2001 is primarily attributable to a general downturn in the current economy and the implementation of price reductions brought about by competitive pressures. Revenues for the six months ended June 30, 2002 and 2001 were $5,745,000 and $6,159,000, respectively. The operating loss for the six months ended June 30, 2002 was $123,000 as compared to an operating loss of $35,000 for the comparable fiscal period last year. The revenue decline of $414,000, for the reasons noted herein, had a significant impact on operation income, which decreased $88,000. The Company continues to experience increased interest in its product offerings from new customers, but management expects the negative aspects of the U.S. global economies to soften revenue opportunities through the remainder of 2002. Accordingly, results of operations for the next several quarters will likely reflect greater exposure to quarterly volatility and potentially continuing net losses unless major customer proposals now in progress come to fruition. If these potential new orders are delivered in accordance with client timelines, management expects the resulting beneficial growth in revenue volume will begin to overshadow the negative effects of price reductions. The timing of new perpetual software license agreements, and the retail market information orders that often accompany them, can have a substantial impact upon reported revenues and net income between accounting periods.

    PRICING SEGMENT. Revenues of $428,000 for the quarter ended June 30, 2002, as compared to $457,000 during the same quarter last fiscal year, are down $29,000 primarily due to the timing of orders. This segment experienced an operating loss of $171,000 (including all corporate overhead allocations) for the quarter ended June 30, 2002 compared to an operating loss of $120,000 during the comparable quarter last year. The increase in the operating loss is primarily a result of decreased revenues. Excluding corporate overhead charges, this segment generated contribution margins of $55,000 and $35,000 in the quarters ended June 30, 2002 and 2001, respectively.

    Revenues for the six months ended June 30, 2002 were $1,094,000 as compared to $972,000 reported for the six months ended June 30, 2001. This segment reported an operating loss of $175,000 for the six months ended June 30, 2002 as compared to an operating loss of $196,000 for the comparable period last year. Excluding corporate overhead charges, this segment generated contribution margins of $227,000 and $316,000 for the six months ended June 30, 2002 and 2001, respectively. Because this segment deals with a relatively small number of high dollar projects, timing of client pilot tests and orders can substantially affect period results.

    BUSINESS DEVELOPMENT SEGMENT. This unit (which continues to market mapping products under the DataMetrix brand and is in the process of developing products which will be marketed through the internet) generated revenues of $138,000 during the fiscal quarter ended June 30, 2002 as compared with $98,000 during the comparable period last fiscal year. Business Development incurred an operating loss of $116,000 for the quarter ended June 30, 2002 as compared with an operating loss of $209,000 during the same fiscal quarter last year. The marginal improvement in operating income is directly related to the increase in revenues. Costs within this group are primarily fixed in nature and therefore do not significantly fluctuate with revenue volume. For the six months ended June 30, 2002 and 2001, respectively, Business Development generated revenues of $244,000 and $245,000 with related operating losses of $271,000 and $333,000.

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

    CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $2,376,000 for the quarter ended June 30, 2002 as compared with $2,352,000 during the same quarter last fiscal year. This net increase of $24,000 is primarily a result of additional reorganization costs accrued during the second quarter. For the six months ended June 30, 2002, consolidated operating expenses were $4,696,000 as compared with $4,758,000 for the same period last fiscal year. The overall reductions are a direct result of downsizing, which occurred during the end of fiscal 2000 and the first quarter of fiscal 2001, offset by related accruals in 2002.

    Consolidated general and administrative expenses for the quarter ended June 30, 2002 were up $357,000 (50%) as compared to the same fiscal quarter of last year. Excluding the effect of the corporate downsizing costs of approximately $391,000 (which are all reflected in general and administrative expense), expenses for the quarter ended June 30, 2002 were down approximately $34,000. General and administrative expenses for the six months ended June 30, 2002 were up approximately $640,000 (44%) as compared to the same period last fiscal year. This increase includes the total of accrued downsizing costs of approximately $717,000 for the six months ended June 30, 2002. Adjusting for accrued downsizing costs, there is a net decline in expense for the six months ended June 30, 2002 of approximately $77,000 as compared with the same period last fiscal year. This decline relates to lower accounting and legal fees, which were abnormally high in 2001 and related to the Company's deferral of certain financial reporting during that year.

     Consolidated marketing and client service expenses for the quarter ended June 30, 2002 were down $419,000 (31%) as compared to the same fiscal quarter of last year. For the six months ended June 30, 2002, expenses were down approximately $817,000 (30%) as compared with the same fiscal period last year. Consolidated marketing expenses have been reduced as a result of (1) increased reliance on value-added resellers to service smaller customers, (2) reduction of marketing personnel and related office requirements in Tulsa, Bristol, Singapore and Brazil and, (3) a shift in client service resources from client support (marketing expense) to revenue-based projects resulting in a shift of dollars to cost of goods sold.

    Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter ended June 30, 2002, were up $86,000 as compared with the same fiscal period last year. For the six months ended June 30, 2002, expenses were up approximately $115,000 as compared with the same fiscal period last year. The increase for the quarter and six months ended June 30, 2002 are a result of the mix of activities as between capital development and pure research / maintenance (which costs are expensed). Total costs, including amounts capitalized for product development and maintenance of existing products, but excluding outside programming for the web project, are comparable between the two periods presented. The Company continues to focus on cost reductions through new technologies which seek to produce modular products which are easier to develop, less costly to customize and maintain, and can more readily be transported to other vertical market applications.

    OTHER INCOME AND EXPENSES. Interest expense of $21,000 for the quarter ended June 30, 2002 was down from $80,000 for the comparable quarter ended June 30, 2001. For the six months ended June 30, 2002, interest expense was $145,000 as compared with $255,000 for the same period last fiscal year. The Company's bank debt of $550,000 at June 30, 2002 ($1,200,000 at June 30, 2001), which is the primary source of interest expense, was reduced from $900,000 at December 31, 2001. Additionally, the effective management of the Company's cash flow from operations allowed for more timely payments of recurring obligations which resulted in reduced carrying costs.

    MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced an exchange gain of approximately $10,000 for the quarter ended June 30, 2002 as compared to an exchange loss of $25,000 during the comparable quarter last fiscal year. For the six months ended June 30, 2002 the Company experienced an exchange gain of $19,000 as compared to an exchange loss of $41,000 for the comparable period last year. Although MPSI anticipates continuing exposure to exchange fluctuations, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge their foreign currency risks.

    INCOME TAXES. Income taxes were $44,000 and $105,000 for the quarter and six months ended June 30, 2002, respectively, as compared to $23,000 and $46,000 during the same respective periods last fiscal year. The changes in income tax are primarily due to foreign taxes withheld at the source by customers. The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

FINANCIAL CONDITION AND LIQUIDITY

     In June 2000, the Company's principal bank, Bank of America, announced its internal plans to substantially reduce its lending exposures in certain industries and to certain customer categories. MPSI fell within the criteria and, accordingly, was pressured to liquidate or move its line of credit. MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance has been steadily reduced. The latest extension by Bank of America, effective January 5, 2002, was granted concurrently with a $200,000 pay down by the Company and set the maturity date at October 1, 2002 on the remaining $700,000 outstanding balance. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the equity covenant down to $1.7 million. Subsequent to that extension, MPSI has made further debt payments of $150,000 bringing the outstanding balance down to $550,000 at June 30, 2002 (see Note 3 to the Consolidated Financial Statements and Item 3 of Part II for further information relating to bank debt).

     The loan pay downs have continually pressured MPSI's operating liquidity and prevented accumulation of additional cash reserves even though the Company generated positive cash flow from operations of more than $450,000 during the six months ended June 30, 2002. The year-to-date loss has reduced MPSI's equity below the Bank's $1.7 million threshold. The Bank has taken no actions regarding this deficiency ($402,000). In the absence of an alternative banking solution that provided some measure of working capital capability, MPSI continues to deal with peaks and valleys in cash flow by adjusting payments to suppliers and other creditors as required.

    Working capital, the Company's primary measure of liquidity, was a deficit of $683,000 at June 30, 2002 as compared with a deficit of $165,000 at December 31, 2001. The decrease in working capital is primarily a result of accrued shutdown expenses related to downsizing in Tulsa and the closure of certain foreign sales offices as previously discussed. Generally, the decrease in liquidity was partially offset by (a) reduced operating expenses related to previous reorganizations, and (b) reductions in production costs associated with the REX software and the related databases. Cash receipts generated from operations were utilized to reduce the bank debt by $350,000 during the six months ended June 30, 2002. Net short-term receivables decreased $1,233,000 as a result of cash collections exceeding orders received and invoices prepared during the six months ended June 30, 2002.

    Although accounts payable and accrued liabilities increased by $401,000 during the six months ended June 30, 2002, this increase includes the accrual for downsizing. Deferred revenue decreased by $1,010,000 as compared to December 31, 2001. This decrease is a result of revenues on active projects exceeding advance billings to clients.

     Capitalized product development expenditures for the six months ended June 30, 2002 were $266,000 compared with $463,000 in the same period last year. The reduction in capitalized development costs during fiscal year 2002 principally reflects the slowing down of new development as the Company believes its present REX and Pricing technology far surpasses competitive technology.

      MPSI's backlog of market studies at June 30, 2002 in the amount of approximately $6.1 million, ($9.1 million at December 31, 2001), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent a significant amount of the estimated revenues for fiscal year 2002 and, due to the softness of new orders particularly in the June 2002 quarter, MPSI has been operating primarily off its backlog of projects. New orders subsequent to June 30, 2002 are encouraging. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4.


PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings - No material items.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities -

                  As the result of the $785,000 net loss for the six months ended June 30, 2002, the Company was $402,000 below the minimum net worth under the loan agreement with its bank. If the Company is unable to maintain the revised minimum net worth covenant or if the Company fails to maintain an adequate collateral level as determined through a defined borrowing base computation, the Bank could call the note before its maturity date. If this were to occur, the Company would likely not have sufficient cash to repay the note requiring management to take actions such as delaying payments to suppliers or reducing operating expenditures. Such actions, if necessary, could have an adverse effect on the Company's operations or financial condition, and would likely not generate sufficient cash to pay the Bank's note in full in the short term. The Bank has taken no actions on the covenant default nor has it indicated any intention to accelerate the note.

Item 4 -- Submission of Matters to a Vote of Security Holders -

                  The Company's Annual Meeting of Stockholders was held on June 20, 2002. The following proposals were approved by the votes as tabulated below:

         1.  The six directors were re-elected

             DIRECTOR                                 VOTES FOR                    VOTES WITHHELD
             --------                                 ---------                    --------------
             Ronald G. Harper                          2,284,935                         11,868
             John C. Bumgarner, Jr.                    2,284,937                         11,866
             David L. Huff                             2,281,949                         14,854
             Joseph C. McNay                           2,284,987                         11,816
             John J. McQueen                           2,282,962                         13,841
             Bryan D. Porto                            2,284,987                         11,816

         2. Ratification of Tullius Taylor Sartain & Sartain LLP as the independent certified public accountants for the fiscal year ending December 31, 2002:

                  Votes For              2,283,880
                  Votes Against              3,734
                  Votes Abstained            9,189

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                    11.1  Earnings per share computation

                    99.1  CEO/CFO Certifications


               (b)  Reports on Form 8-K -

                    April 19, 2002 - Removal of Ernst & Young LLP as auditors of the Company.

                    May 1, 2002 - Appointment of Tullius Taylor Sartain & Sartain LLP as auditors of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.


                                           MPSI SYSTEMS INC.



Date  August 14, 2002                   By    /s/ Ronald G. Harper
     -------------------                   ------------------------------------
                                             Ronald G. Harper, President
                                             (Chief Executive Officer) and
                                             Director



Date  August 14, 2002                   By    /s/ James C. Auten
     -------------------                   ------------------------------------
                                             James C. Auten
                                             Vice President
                                             (Chief Financial Officer)

                                INDEX TO EXHIBITS


Exhibit
Number     Description
-------    -----------
11.1       Earnings Per Share Computation
99.1       CEO/CFO Certifications