Form 10-Q
period 2002-09-30
MPSI SYSTEMS INC
filed 2002-11-14
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the nine months ended September 30, 2002         Commission file no. 0-11527




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

Yes   X              No
    -----               -----



Number of shares of common stock outstanding at September 30, 2002 -   2,911,781
                                                                    ------------

                                      INDEX

                                                                                       Page No.
                                                                                       --------

Part I.  FINANCIAL INFORMATION:

     Financial Statements:
          Consolidated Balance Sheets - September 30, 2002 and December 31, 2001 ......    3

          Consolidated Statements of Operations - Three Months and Nine Months
               Ended September 30, 2002 and 2001 ......................................    5

          Consolidated Statement of Stockholders' Equity - Nine Months
               Ended September 30, 2002 ...............................................    6

          Consolidated Statements of Cash Flow -
               Nine Months Ended September 30, 2002 and 2001 ..........................    7

          Notes To Consolidated Financial Statements ..................................    8

     Management's Discussion and Analysis of Financial Condition and
          Quarterly Results of Operations .............................................   11

Part II.  OTHER INFORMATION ...........................................................   14

SIGNATURES ............................................................................   16

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                               2002             2001
                                                          -------------     ------------
                                                            (UNAUDITED)      (UNAUDITED)
Current assets:

   Cash and cash equivalents                                 $  284,000       $  675,000
   Short-term investments, at cost                                   --            3,000
   Receivables:
       Trade, net                                             1,439,000        3,011,000
       Current portion of long-term receivables, net of
          unamortized discount                                  381,000          381,000

   Work in process inventory                                    159,000           36,000

   Prepayments                                                  146,000           71,000
                                                             ----------       ----------
          Total current assets                                2,409,000        4,177,000

Long-term receivables, net of current portion
   and unamortized discount                                     555,000          530,000

Property and equipment, net of accumulated depreciation
    And amortization                                            787,000          939,000

Capitalized product development costs, net                    1,153,000        1,366,000

Other assets                                                    121,000          153,000
                                                             ----------       ----------
          Total assets (Note 3)                              $5,025,000       $7,165,000
                                                             ==========       ==========


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                     2002            2001
                                                                -------------    ------------
                                                                 (UNAUDITED)      (UNAUDITED)
Current liabilities:

   Note payable to bank (Note 3)                                 $    550,000    $    900,000
   Accounts payable                                                   918,000         630,000
   Accrued liabilities                                              1,095,000         993,000
   Deferred revenue                                                 1,632,000       1,819,000
                                                                 ------------    ------------
          Total current liabilities                                 4,195,000       4,342,000

Noncurrent deferred revenue                                           693,000         583,000
Noncurrent deferred income taxes                                      115,000         115,000
Other noncurrent liabilities                                               --          30,000
                                                                 ------------    ------------
          Total liabilities                                         5,003,000       5,070,000
                                                                 ------------    ------------
Stockholders' equity:
   Preferred Stock, $.10 par value, 1,000,000 shares
      authorized, none issued or outstanding                               --              --

   Common Stock, $.05 par value, 20,000,000 shares authorized,
      2,912,000 shares issued and outstanding at
      September 30, 2002 and December 31, 2001                        146,000         146,000

   Junior Common Stock, $.05 par value, 500,000 shares
      authorized, none issued or outstanding                               --              --

   Additional paid-in capital                                      13,145,000      13,145,000

   Deficit                                                        (13,575,000)    (11,568,000)

   Other accumulated comprehensive income                             306,000         372,000
                                                                 ------------    ------------
          Total stockholders' equity                                   22,000       2,095,000
                                                                 ------------    ------------
          Total liabilities and stockholders' equity             $  5,025,000    $  7,165,000
                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED SEPT 30,      NINE MONTHS ENDED SEPT 30,
                                                   ---------------------------     ---------------------------
                                                       2002            2001            2002            2001
                                                   -----------     -----------     -----------     -----------
Revenues:
   Information services and software maintenance   $ 1,573,000     $ 3,932,000     $ 8,607,000     $11,246,000
   Software licensing                                  113,000          16,000         162,000          78,000
                                                   -----------     -----------     -----------     -----------
       Total revenues                                1,686,000       3,948,000       8,769,000      11,324,000
                                                   -----------     -----------     -----------     -----------
Cost of sales:
   Information services and software maintenance       959,000       1,648,000       3,757,000       4,505,000
   Software licensing                                   79,000              --         237,000         325,000
                                                   -----------     -----------     -----------     -----------
       Total cost of sales                           1,038,000       1,648,000       3,994,000       4,830,000
                                                   -----------     -----------     -----------     -----------

       Gross profit                                    648,000       2,300,000       4,775,000       6,494,000
Operating expenses:
   General and administrative                          457,000         812,000       2,560,000       2,275,000
   Marketing and client services                       908,000       1,266,000       2,780,000       3,955,000
   Research and development                            393,000         380,000       1,114,000         986,000
                                                   -----------     -----------     -----------     -----------
       Total operating expenses                      1,758,000       2,458,000       6,454,000       7,216,000
                                                   -----------     -----------     -----------     -----------

       Operating loss                               (1,110,000)       (158,000)     (1,679,000)       (722,000)
Other income (expense):
   Interest income                                       1,000          19,000          17,000          64,000
   Interest expense                                    (41,000)        (68,000)       (186,000)       (323,000)
   Gain (loss) on foreign exchange                     (57,000)        (97,000)        (38,000)       (138,000)
   Other, net                                               --           2,000          (1,000)         14,000
                                                   -----------     -----------     -----------     -----------

       Loss before income taxes                     (1,207,000)       (302,000)     (1,887,000)     (1,105,000)
Provision for income taxes                              15,000          63,000         120,000         109,000
                                                   -----------     -----------     -----------     -----------

       Net loss                                    $(1,222,000)    $  (365,000)    $(2,007,000)    $(1,214,000)
                                                   ===========     ===========     ===========     ===========

Per share:
   Basic income (loss)                             $      (.42)    $      (.13)    $      (.69)    $      (.42)
   Diluted income (loss)                           $      (.42)    $      (.13)    $      (.69)    $      (.42)
Shares Outstanding:
   Basic                                             2,912,000       2,912,000       2,912,000       2,912,000
   Diluted                                           2,912,000       2,912,000       2,912,000       2,912,000


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                                                                  OTHER
                                          COMMON STOCK           ADDITIONAL                    ACCUMULATED        TOTAL
                                  ---------------------------     PAID-IN                     COMPREHENSIVE   STOCKHOLDERS'
                                     SHARES         AMOUNT        CAPITAL        DEFICIT          INCOME          EQUITY
                                  ------------   ------------   ------------  -------------   -------------   -------------
Balance,
   December 31, 2001                 2,912,000   $    146,000   $ 13,145,000   $(11,568,000)   $    372,000    $  2,095,000
   Net loss                                 --             --             --     (2,007,000)             --      (2,007,000)
   Other accumulated
      comprehensive income:
      Foreign currency
         translation adjustment             --             --             --             --         (66,000)        (66,000)
                                                                                                               -------------
Total comprehensive loss                                                                                       $ (2,073,000)
                                     ---------   ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2002          2,912,000   $    146,000   $ 13,145,000   $(13,575,000)   $    306,000    $     22,000
                                     =========   ============   ============   ============    ============    ============


See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                 2002                2001
                                                             -----------         -----------
Loss from operations                                         $(2,007,000)        $(1,214,000)

Adjustments to reconcile net loss from operations
   to cash provided by operations:
   Depreciation and amortization of property and equipment       257,000             225,000
   Amortization of product development costs                     534,000             620,000

Changes in assets and liabilities:
   Decrease (increase) in assets:
      Receivables                                              1,541,000           2,247,000
      Inventories                                               (123,000)            (14,000)
      Other assets                                               (43,000)            (45,000)
   Increase (decrease) in liabilities:
      Trade payables and accruals                                309,000            (306,000)
      Taxes payable                                               (6,000)             11,000
      Deferred revenue                                           (77,000)            (49,000)
                                                             -----------         -----------
      Net cash provided by operating activities                  385,000           1,475,000
                                                             -----------         -----------

Cash flows from investing activities
   Purchase of equipment                                        (105,000)           (130,000)
   Software developed for internal use                                --            (117,000)
   Capitalized product development costs                        (321,000)           (435,000)
                                                             -----------         -----------
      Net cash used by investing activities                     (426,000)           (682,000)
                                                             -----------         -----------

Cash flows from financing activities:
   Debt repayments                                              (350,000)         (1,040,000)
                                                             -----------         -----------

      Net cash used by financing activities                     (350,000)         (1,040,000)
                                                             -----------         -----------

Increase (decrease) in cash and cash equivalents                (391,000)           (247,000)

Cash and cash equivalents at beginning of period                 675,000           1,152,000
                                                             -----------         -----------

Cash and cash equivalents at end of period                   $   284,000         $   905,000
                                                             ===========         ===========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.   GENERAL NOTES:

     Certain notes to the September 30, 2001 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the nine months ended September 30, 2002. Accordingly, reference should be made to the audited consolidated financial statements at September 30, 2001.

     Effective October 22, 2001, the Board of Directors of the Company authorized a change in fiscal year end principally in an effort to align the Company's operating cycle with that of the majority of its main customers. As a result, MPSI filed a Form 10-QT for the period October 1, 2001 to December 31, 2001. This report on Form 10-Q for the nine months ended September 30, 2002 represents the third fiscal quarter of the new fiscal year ending December 31, 2002. Accordingly, the information for the three months ended September 30, 2001 (designated at time of original SEC reporting as the fourth fiscal quarter) is included herein for comparative purposes. Management believes that no adjustments of comparative information were required simply because of the change in fiscal year end.

     In the opinion of the Company, the unaudited consolidated financial statements as of September 30, 2002 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

--------------------------------------------------------------------------------
2.   SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company paid interest of $186,000 and $323,000 during the nine months ended September 30, 2002 and 2001, respectively. Net income taxes of $126,000 and $105,000 were paid during the same respective periods.

--------------------------------------------------------------------------------
3.   NOTE PAYABLE TO BANK:

     At September 30, 2002, the Company owed $550,000 to Bank of America under a revolving line of credit arrangement secured by accounts and contracts receivable, inventory, general intangibles, and certain cash accounts. The note bears interest at Bank of America floating prime rate plus 7% (11.75% at September 30, 2002). The weighted average interest rates were 12.03% for the nine months ended September 30, 2002 and 12.75% for the nine months ended September 30, 2001.

     Bank of America and MPSI executed a loan extension effective January 6, 2002 concurrent with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. A further debt payment of $100,000 was required on or before April 1, 2002 and was made by MPSI prior to that date bringing the outstanding balance down to $550,000. In connection with the extension, the Bank revised the $3.5 million minimum net worth covenant with which the Company had not been in compliance prior to the extension. Henceforth, the Company was required to maintain a minimum net worth of $1,700,000. Balances outstanding under the extension bear interest at Bank of America floating prime plus 7% (approximately 11.75% presently). Additionally, the extension agreement eliminated subjective acceleration clauses from the original agreements

     As a result of the $2,007,000 net loss for the nine months ended September 30, 2002, the Company was $1,678,000 below the minimum net worth under the loan agreement with its Bank. As a result, the Bank could call the note at any time. The Bank has taken no actions on the covenant default nor has it indicated any intention to accelerate the note. On October 31, 2002, the Company received substantial signed orders, the proceeds of which shall be used for the liquidation of its remaining debt to Bank of America, performance of the orders requirements and to catch up with suppliers.

--------------------------------------------------------------------------------
4.   BUSINESS SEGMENTS:

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

     Comparative business segment information has been reclassified herein to conform with the September 30, 2002 disclosure format. Information on segments and a reconciliation to income (loss) before taxes for the quarters ended September 30, 2002 and 2001 are as follows:

                                                                           SEGMENTS
                                                  --------------------------------------------------------
                                                  CONVENIENCE                     BUSINESS
                                                   RETAILING       PRICING      DEVELOPMENT       TOTAL
                                                  -----------    -----------    -----------    -----------
     QUARTER ENDED SEPTEMBER 30, 2002
     Revenues:
        Information services and
           software maintenance.................. $ 1,263,000    $   267,000    $    43,000    $ 1,573,000
        Software licensing.......................     113,000             --             --        113,000
                                                  -----------    -----------    -----------    -----------
             Total revenues...................... $ 1,376,000    $   267,000    $    43,000    $ 1,686,000
                                                  ===========    ===========    ===========    ===========
        Operating loss........................... $  (839,000)   $  (141,000)   $  (130,000)   $(1,110,000)
                                                  ===========    ===========    ===========
        Other income (expense)...................                                                  (97,000)
                                                                                               ===========
        Loss before income tax...................                                              $(1,207,000)
        Amortization of capitalized
             product development................. $    43,000    $    29,000    $     7,000    $    79,000
        Amortization of U.S.
             geographic database.................          --             --         99,000         99,000
        Depreciation.............................      62,000         12,000          4,000         78,000
        Identifiable assets......................   5,025,000             --             --      5,025,000
        Additions to long-lived assets...........      24,000             --             --         24,000

     QUARTER ENDED SEPTEMBER 30, 2001
     Revenues:
        Information services and
           software maintenance.................. $ 3,276,000    $   576,000    $    80,000    $ 3,932,000
        Software licensing.......................       6,000             --         10,000         16,000
                                                  -----------    -----------    -----------    -----------
             Total revenues...................... $ 3,282,000    $   576,000    $    90,000    $ 3,948,000
                                                  ===========    ===========    ===========    ===========
        Operating loss........................... $   256,000    $  (210,000)   $  (204,000)   $  (158,000)
                                                  ===========    ===========    ===========
        Other income (expense)...................                                                 (144,000)
                                                                                               ===========
        Loss before income tax...................                                              $  (302,000)
        Amortization of capitalized
             product development................. $    14,000    $    48,000    $    21,000    $    83,000
        Amortization of U.S.
             geographic database.................          --             --         99,000         99,000
        Depreciation.............................      80,000         15,000          5,000        100,000
        Identifiable assets......................   7,165,000             --             --      7,165,000
        Additions to long-lived assets...........      33,000             --             --         33,000

     Information on segments and a reconciliation to income before taxes for the nine months ended September 30, 2002 and 2001 are as follows:

                                                                               SEGMENTS
                                                      ------------------------------------------------------------
                                                      CONVENIENCE                       BUSINESS
                                                       RETAILING         PRICING      DEVELOPMENT        TOTAL
                                                      ------------    ------------    ------------    ------------
     NINE MONTHS ENDED SEPTEMBER 30, 2002
     Revenues:
        Information services and
           software maintenance...................... $  6,959,000    $  1,361,000    $    287,000    $  8,607,000
        Software licensing...........................      162,000              --              --         162,000
                                                      ------------    ------------    ------------    ------------
             Total revenues.......................... $  7,121,000    $  1,361,000    $    287,000    $  8,769,000
                                                      ============    ============    ============    ============
        Operating income (loss)...................... $   (962,000)   $   (316,000)   $   (401,000)   $ (1,679,000)
                                                      ============    ============    ============
        Other income (expense).......................                                                     (208,000)
                                                                                                      ------------
        Loss before income tax.......................                                                 $ (1,887,000)
                                                                                                      ============
        Amortization of capitalized
             product development..................... $    117,000    $     87,000    $     33,000    $    237,000
        Amortization of U.S.
             geographic database.....................           --              --         297,000         297,000
        Depreciation.................................      205,000          39,000          13,000         257,000
        Identifiable assets..........................    5,025,000              --              --       5,025,000
        Additions to long-lived assets...............      105,000              --              --         105,000

     NINE MONTHS ENDED SEPTEMBER 30, 2001
     Revenues:
        Information services and
           software maintenance...................... $  9,378,000    $  1,548,000    $    320,000    $ 11,246,000
        Software licensing...........................       63,000              --          15,000          78,000
                                                      ------------    ------------    ------------    ------------
             Total revenues.......................... $  9,441,000    $  1,548,000    $    335,000    $ 11,324,000
                                                      ============    ============    ============    ============
        Operating income (loss)...................... $    221,000    $   (406,000)   $   (537,000)   $   (722,000)
                                                      ============    ============    ============
        Other income (expense).......................                                                     (383,000)
                                                                                                      ------------
        Loss before income tax.......................                                                 $ (1,105,000)
                                                                                                      ============
        Amortization of capitalized
             product development..................... $    196,000    $     48,000    $     79,000    $    323,000
        Amortization of U.S.
             geographic database.....................           --              --         297,000         297,000
        Depreciation.................................      179,000          34,000          12,000         225,000
        Identifiable assets..........................    7,165,000              --              --       7,165,000
        Additions to long-lived assets...............      130,000              --              --         130,000


--------------------------------------------------------------------------------
5.   COMPREHENSIVE INCOME

     Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

     Comprehensive loss was $(1,276,000) and $(408,000) for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive loss was $(2,073,000) and $(1,251,000), respectively.

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


RESULTS OF OPERATIONS

     CONSOLIDATED OPERATIONS. MPSI reported a net quarterly loss of $1,222,000 or $.42 per share on revenues of $1.7 million for the three months ended September 30, 2002 compared with a net loss of $365,000 or $.13 per share on revenues of $3.9 million for the comparable quarter ended September 30, 2001. For the nine months ended September 30, 2002, MPSI reported a net loss of $2,007,000 or $.69 per share on revenues of $8.8 million. This compared with a net loss of $1,214,000 or $.42 per share on revenues of $11.3 million for the comparable nine months of last fiscal year. Although the Company has undertaken to significantly reduce its cost base over the last two years, a corresponding downward trend in orders and revenues from MPSI's traditional oil company customers, due to margin pressures in their downstream retail operations over that same period, has precluded MPSI from attaining its profitability targets. The revenue decline became even more pronounced during the last six months as the effects of depressed orders in 2001 and early 2002 provided less backlog turnover in the June and September quarters of 2002. The recent revenue decline is most notable in Pacific Rim operations where petroleum deregulation exacerbates the oil company margins issue in key target countries resulting in delayed retail capital decisions and corresponding MPSI study orders. Further pressures have been felt in U.S. operations where substantial economic uncertainties and concerns about corporate governance has depressed the businesses of MPSI's petroleum-oriented convenience retailers.

     Management expects the global economic uncertainties to extend the domestic revenue trend through at least the rest of fiscal 2002. The return to MPSI of a major historical customer who left MPSI to explore alternative technologies last year portends a potential turnaround in the U.S. for 2003, and recent orders of more than $4 million, mostly from foreign sources, indicate that perhaps those negative implications to MPSI's business may also be relaxing.

     The results for the nine months ended September 30, 2002 reflect estimated severance costs for staff reductions in the home office ($325,000) and severance/shutdown costs associated with the closure of certain foreign offices ($304,000). The total accrual for reorganization costs of approximately $629,000 reflects a third quarter reduction of $88,000 for the Brazil office, based on the most current estimates of remaining expenditures. As a result of these measures, aggregate costs of approximately $1.3 million (including pre-termination operating expenses and closedown costs) occurred during the nine months ended September 30, 2002 but would not recur in fiscal 2003.

     CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $1,376,000, and $3,282,000 for the fiscal quarters ended September 30, 2002 and 2001, respectively. For the quarter ended September 30, 2002, this unit incurred an operating loss of $839,000 as compared to an operating income of $256,000 for the comparable period last fiscal year. The decline in revenues ($1,906,000) and profitability ($1,095,000) for the third fiscal quarter of 2002, as compared with 2001, is primarily attributable to the above described uncertainties in some target economies and the implementation of price reductions brought about by competitive pressures. Revenues for the nine months ended September 30, 2002 and 2001 were $7,121,000 and $9,441,000, respectively. The operating loss for the nine months ended September 30, 2002 was $962,000 as compared to an operating income of $221,000 for the comparable fiscal period last year. The revenue decline of $2,320,000, for the reasons noted herein, had a significant impact on operation income, which decreased $1,183,000. Although domestic activity has declined, particularly during the last six months, the Company continues to experience interest in its product offerings from new customers overseas and has experienced increased orders subsequent to September 30, 2002. As these orders are delivered in accordance with client timelines, management expects the beneficial growth in revenue volume will begin to overshadow the effects of price reductions going into fiscal 2003. Market economics to date in 2002 have introduced greater exposure to quarterly volatility. The timing of new perpetual software license agreements, and the normally attendant retail market information orders, can have a substantial impact upon reported revenues and net income between accounting periods.

     PRICING SEGMENT. Revenues of $267,000 for the quarter ended September 30, 2002, as compared to $576,000 during the same quarter last fiscal year are down $309,000 for many of the same economic reasons discussed above. In spite of the revenue fall-off, this segment experienced a lower operating loss of $141,000 (including all corporate overhead allocations) for the quarter ended September 30, 2002 compared to an operating loss of $210,000 during the comparable quarter last year. The decrease in the operating loss is primarily a result of decreased expenses associated with staff reductions during the second fiscal quarter of 2002. Excluding corporate overhead charges, this segment generated contribution margins of $10,000 and ($35,000) in the quarters ended September 30, 2002 and 2001, respectively.

     Revenues for the nine months ended September 30, 2002 were $1,361,000 as compared to $1,548,000 reported for the nine months ended September 30, 2001. This segment reported an operating loss of $316,000 for the nine months ended September 30, 2002 as compared to an operating loss of $406,000 for the comparable period last year. Excluding corporate overhead charges, this segment generated contribution margins of $237,000 and $90,000 for the nine months ended September 30, 2002 and 2001, respectively. Because this segment deals with a relatively small number of high dollar projects, timing of client pilot tests and orders can substantially affect period results. Several key pilot tests are presently under way.

     BUSINESS DEVELOPMENT SEGMENT. This unit (which markets mapping products under the DataMetrix brand, internet software/data solutions and is charged with new industry penetration) generated revenues of $43,000 during the fiscal quarter ended September 30, 2002 as compared with $90,000 during the comparable period last fiscal year. Business Development incurred an operating loss of $130,000 for the quarter ended September 30, 2002 as compared with an operating loss of $204,000 during the same fiscal quarter last year. The marginal improvement in operating income is related to cost savings and personnel utilization associated with the corporate reorganization during the second fiscal quarter of 2002. Costs within this group are primarily fixed in nature and therefore do not significantly fluctuate with revenue volume. For the nine months ended September 30, 2002 and 2001, Business Development generated revenues of $287,000 and $335,000 with related operating losses of $401,000 and $537,000, respectively.

     One of the major costs associated with this segment is the amortization and maintenance of the U.S. geographic database used to generate the unit's product offerings. Amortization of this database, of $99,000 per quarter, will continue throughout fiscal 2002. Until this unit achieves critical mass through new industry penetration and the substantial original product development costs are fully amortized, operating results are likely to remain negative. MPSI expects to allocate additional resources to the diversification effort as internal funding allows in 2003. The Company's objective through this segment is to develop new revenue sources such that within five years revenues from petroleum-oriented convenience retailers, while growing, will represent less than 60% of consolidated revenues.

     CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $1,758,000 for the quarter ended September 30, 2002 as compared with $2,458,000 during the same quarter last fiscal year representing a decrease of $700,000 (28%). For the nine months ended September 30, 2002, consolidated operating expenses were $6,454,000 as compared with $7,216,000 for the same period last fiscal year representing a reduction of $762,000 (11%). These decreased costs are primarily a result of cost savings associated with the reorganization during the first two quarters of fiscal 2002.

     Consolidated general and administrative expenses for the quarter ended September 30, 2002 were down $355,000 (43%) as compared to the same fiscal quarter of last year. This reduction is primarily associated with personnel related costs associated with the corporate downsizing which occurred during the first two fiscal quarters of 2002. General and administrative expenses for the nine months ended September 30, 2002 were up approximately $285,000 (13%) as compared to the same period last fiscal year. This increase includes the total of accrued downsizing costs of approximately $629,000 for the nine months ended September 30, 2002 (compared to $93,000 in 2001). Adjusting for accrued downsizing costs in both fiscal periods, there was a net decline in expense for the nine months ended September 30, 2002 of approximately $251,000 due to staff reductions, personnel realignment and a decrease in management incentive plans given the financial results to date in fiscal 2002.

     Consolidated marketing and client service expenses for the quarter ended September 30, 2002 were down $358,000 (28%) as compared to the same fiscal quarter of last year. For the nine months ended September 30, 2002, expenses were down approximately $1,175,000 (30%) as compared with the same fiscal period last year. Consolidated marketing expenses have been reduced as a result of (1) increased reliance on value-added resellers to service smaller customers, (2) reduction of marketing personnel and related foreign office closures in response to shifts in the geography of international clients, and, (3) a reallocation of personnel resources from client support to revenue-based projects which shifted dollars from marketing expense to cost of goods sold.

     Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter ended September 30, 2002 were up $13,000 as compared with the same fiscal period last year. For the nine months ended September 30, 2002 expenses were up approximately $128,000 as compared with the same fiscal period last year. The increase for the quarter and nine months ended September 30, 2002 are a result of less capital development activity (which is capitalized) and more pure research/maintenance (which costs are expensed). Total costs, including amounts capitalized for product development and maintenance of existing products, but excluding outside programming for web projects, are comparable between the two periods presented. The Company continues to focus on cost reductions through new technologies which seek to produce modular products that are easier to develop, less costly to customize and maintain, and can more readily be transported to other vertical market applications.

     OTHER INCOME AND EXPENSES. Interest expense of $41,000 for the quarter ended September 30, 2002 was down from $68,000 for the comparable quarter ended September 30, 2001. For the nine months ended September 30, 2002, interest expense was $186,000 as compared with $323,000 for the same period last fiscal year. The Company's bank debt of $550,000 at September 30, 2002, which is the primary source of interest expense, was reduced from $900,000 at September 30, 2001 and December 31, 2001. Additionally, the effective management of the Company's cash flow from operations allowed for more timely payments of recurring vendor obligations which resulted in reduced carrying costs.

     MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the U.S. Dollar relative to the respective foreign currencies. The Company experienced an exchange loss of approximately $57,000 for the quarter ended September 30, 2002 as compared to an exchange loss of $97,000 during the comparable quarter last fiscal year. The quarterly loss is primarily attributable to certain foreign transactions associated with the closure of the Brazil office. For the nine months ended September 30, 2002, the Company experienced an exchange loss of $38,000 as compared to an exchange loss of $138,000 for the comparable period last year. Although MPSI anticipates continuing exposure to exchange fluctuations, no material adverse fluctuations are expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge their foreign currency risks.

     INCOME TAXES. Income taxes were $15,000 and $120,000 for the quarter and nine months ended September 30, 2002, respectively, as compared to $63,000 and $109,000 during the same periods last fiscal year. The changes in income tax are primarily due to foreign taxes withheld at the source by customers. The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based upon not only the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country.

FINANCIAL CONDITION AND LIQUIDITY

     Working capital, the Company's primary measure of liquidity, was a deficit of $1,786,000 at September 30, 2002 as compared with a deficit of $165,000 at December 31, 2001. The decrease in working capital is a result of accrued shutdown expenses related to previously discussed headquarters downsizing, the closure of certain foreign sales offices, and the effects of recent revenue trends. Net short-term receivables decreased $1,572,000 as a result of cash collections exceeding orders received during the nine months ended September 30, 2002. Although accounts payable and accrued liabilities increased by $390,000 during the nine months ended September 30, 2002, this increase includes the remaining accrual for downsizing of approximately $137,000. Deferred revenue decreased by $187,000 as compared to December 31, 2001 as revenue on active projects in process exceeded amounts invoiced. Subsequent to September 30, 2002, new orders position MPSI to bring its suppliers current and pay off its bank debt (see below). In the absence of a working capital lending facility, MPSI continues to deal with peaks and valleys in cash flow by adjusting payments to suppliers and other creditors as required to match remittances from customers.

     In June 2000, the Company's principal bank, Bank of America, announced its internal plans to substantially reduce its lending exposures in certain industries and to certain customer categories. MPSI fell within the criteria and, accordingly, was pressured to liquidate or move its line of credit. MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative was identified, the outstanding balance has been steadily reduced. The latest extension by Bank of America, effective January 5, 2002, was granted concurrently with a $200,000 paydown by the Company and set the maturity date at October 1, 2002 on the remaining $700,000 outstanding balance. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the equity covenant down to $1.7 million. Subsequent to that extension, MPSI has made further debt payments bringing the outstanding balance down to $550,000 at September 30, 2002 (see Note 3 to the Consolidated Financial Statements for further information relating to bank debt). Further, subsequent to September 30, 2002, cash generated from new orders will be sufficient for MPSI to finally liquidate its bank debt. Achievement of this objective, which was initiated two years ago, is expected to ease the pressure on MPSI's liquidity going into 2003.

     Capitalized product development expenditures for the nine months ended September 30, 2002 were $321,000 compared with $552,000 in the same period last year. The reduction in capitalized development costs during fiscal year 2002 principally reflects the slow down of new development as the Company believes its present REX and Pricing technology far surpasses competitive technology.

     MPSI's backlog of market studies (approximately $6.0 million at September 30, 2002 and $9.1 million at December 31, 2001), contained recurring studies under multi-year client commitments. Such studies represent a significant amount of the estimated revenues for subsequent periods. Due to the softness of new orders in 2002 and particularly during the last six months, MPSI has been operating primarily from the backlog of projects. New orders subsequent to September 30, 2002 are encouraging, and management expects to replenish backlog by December 31, 2002. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. The decline has positive implications to annual profitability although backlog is declining.

CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - No material items.

Item 2 - Changes in Securities - None.

Item 3 - Defaults Upon Senior Securities -

     As a result of the $2,007,000 net loss for the nine months ended September 30, 2002, the Company was $1,678,000 below the minimum net worth under the loan agreement with its bank. If the Company is unable to maintain the revised minimum net worth covenant or if the Company fails to maintain an adequate collateral level as determined through a defined borrowing base computation, the Bank could call the note at any time. The Bank has taken no actions on the covenant default nor has it indicated any intention to accelerate the note. On October 31, 2002, the Company received substantial signed orders, the proceeds of which shall be used for the liquidation of its remaining debt to Bank of America, performance of the orders requirements and to catch up with suppliers.

Item 4 - Submission of Matters to a Vote of Security Holders - None.

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K.

          (a)  Exhibits:
               11.1  Earnings per share computation
               99.1 CEO/CFO Certifications

          (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.


                                        MPSI SYSTEMS INC.




Date  November 14, 2002                 By /s/ Ronald G. Harper
     -------------------                   -------------------------------------
                                           Ronald G. Harper, President
                                           (Chief Executive Officer) and
                                           Director




Date  November 14, 2002                 By /s/ James C. Auten
     -------------------                   -------------------------------------
                                           James C. Auten
                                           Vice President
                                           (Chief Financial Officer)

CERTIFICATIONS


I, Ronald G. Harper, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MPSI Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002

                                                    /s/ Ronald G. Harper
                                            ------------------------------------
                                            Ronald G. Harper
                                            Chief Executive Officer

I, James C. Auten, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of MPSI Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




                                                     /s/ James C. Auten
                                            ------------------------------------
                                            James C. Auten,
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit Number          Description
--------------          -----------

    11.1                Earnings Per Share Computation
    99.1                CEO/CFO Certifications