Form 10-K
period 2002-12-31
MPSI SYSTEMS INC
filed 2003-04-15
CIK 714540

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

      Yes         No  X
          ---        ---

      The aggregate market value of common stock held by non-affiliates of the registrant on December 31, 2002 was approximately $143,000.

      The number of shares outstanding of the registrant's common stock was 2,911,781 shares of $0.05 Par Value Common Stock as of December 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the annual meeting of shareholders presently anticipated to be held in June 2003 are incorporated by reference into Part III.

================================================================================

                                MPSI SYSTEMS INC.
                                    FORM 10-K

                                    CONTENTS


                                                                                                           PAGE
                                                                                                           ----
PART I

         ITEM 1.     Business....................................................................            3

         ITEM 2.     Properties..................................................................           11

         ITEM 3.     Legal proceedings...........................................................           11

         ITEM 4.     Submission of matters to a vote of security holders.........................           11

PART II

         ITEM 5.     Market for the registrant's common equity and related
                     stockholder matters.........................................................           11

         ITEM 6.     Selected financial data.....................................................           12

         ITEM 7.     Management's discussion and analysis of financial
                     condition and results of operations.........................................           13

         ITEM 7A.    Disclosures about market risk ..............................................           23

         ITEM 8.     Financial statements and supplementary data.................................           23

         ITEM 9.     Changes in and disagreements with accountants on accounting and
                     financial disclosure........................................................           43

PART III

         ITEM 10.    Directors and executive officers of the registrant..........................           43

         ITEM 11.    Executive compensation......................................................           43

         ITEM 12.    Security ownership of certain beneficial owners and management..............           43

         ITEM 13.    Certain relationships and related transactions..............................           43

         ITEM 14.    Controls and procedures.....................................................           44

PART IV

         ITEM 15.    Exhibits, financial statement schedules, and
                     reports on Form 8-K.........................................................           44

Signatures           ............................................................................           49

Index to Exhibits    ............................................................................           52

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

ITEM 1. BUSINESS

GENERAL

    The operations of MPSI are comprised of one principal business segment wherein it provides decision support products and services to petroleum-oriented convenience retailers This principal segment is supplemented by two smaller developmental segments, Pricing, and Business Development. MPSI's core competency spanning all business units is computer modeling, which encompasses
(a) the development of computer software to model consumer behavior in convenience retail situations, and (b) the development of strategic geographic information systems ("GIS") databases concerning specified markets ("Market Studies") designated by clients. These products and services are designed to meet retail network planning requirements of the Company's clients, who have traditionally managed large multi-outlet retail networks.

    From its inception in 1970, the Company's decision support services have been directed primarily at planning requirements for petroleum companies and other multi-outlet retailers who were concerned with retail site selection and retail network optimization. MPSI products provided computerized models of specified retail markets which enabled its clients to predict sales volumes at proposed new retail sites, while at the same time indicating the effects of each new outlet on sales volumes at both the client's and competitors' existing outlets. Although in its early years the Company's operations were diversified geographically, the Company's operations have been recently characterized by geographic sales diversification, centralized management, centralized market study production and centralized product research and development.

    Beginning in 1994 and in response to client input, MPSI committed substantial funding and development efforts toward release of a then new generation of MPSI decision support products. Early versions of these products were completed for commercial release in North America during fiscal year 1995 (see discussion of CAPS(TM) and PVO(R) software under "Product Development"). New versions of CAPS for European and South American clients were released in 1996. While these products performed well in the marketplace, development costs, global maintenance costs and high data acquisition costs contributed to high price tags that ultimately penalized MPSI in its increasingly competitive market niche.

    In 1997, MPSI undertook a complete strategic re-evaluation of its product direction, competitive position, pricing structure, and cost structure. This strategic planning, headed by an expert external consultant identified several key issues and corrective initiatives which management began to implement in fiscal 1998 in accordance with a three-year transformation plan. Among other things, the Company undertook to completely re-engineer its core "retail planning" software suite such that a modular and generic software architecture (Retail Explorer(TM) - REX) would reduce development/maintenance costs and open new market segments for its software applications. Additionally the Company sought new sales channels in order to leverage its considerable data warehouse of business location and operational information. These initiatives were designed to make MPSI the "one-stop" shop for clients whose retail planning needs span the gamut from raw data through sophisticated applications software, to the ultimate "solution" (rather than the tools and data to develop a solution in house).

    Economic factors such as deregulation in certain foreign petroleum markets and merger activity among a number of MPSI's traditional clients over the last three years have severely impacted the levels of orders for MPSI services as customers struggled with internal organization and profitability issues. Management has been forced to deploy continuing technology upgrades to meet competition in a period of declining order volume. Substantial pressure on infrastructure and operating costs have lead to a series of downsizing actions since 2000.

    o The roll out of new Retail Explorer(TM) (REX) software for U.S. customers in 1999, combined with the introduction of new price management and modeling software for global use positioned MPSI to combat competition in spite of significant price pressure and client merger activities from 1999 through 2002. The modeling methodology inherent in the REX and pricing software made it possible for MPSI to reduce the amount/types of data necessary for model development. As a result, the Company was able to streamline its retail database (market studies) production process, which allowed for a 30% reduction in staff during 2000.

    o The October 1998 formation of DataMetrix Inc. (see further discussions hereinafter) was intended to leverage MPSI's retail data warehouse as a vehicle whereby the Company could begin serving a more diverse population of clients outside its traditional petroleum-oriented convenience retailing niche. Product and brand development occupied most of the interval through January 2000, at which time the data suite of products was commercially released. The revenue growth rate has been disappointing for DataMetrix, and the burden on corporate liquidity (both internally generated and from outside sources) was substantial over the two-year start-up period. (See additional discussion regarding liquidity and bank financing issues in Management's Discussion and Analysis and Note 6 to the Consolidated Financial Statements.) In response to these issues, MPSI significantly downsized this operation in several phases from 2000 through 2002 with the last reductions occurring in May 2002. MPSI expects to continue DataMetrix product sales as part of the MPSI product suite going forward.

    o Despite improvements in technology, more efficient production processes and infrastructure cost reductions, MPSI sustained a significant operating loss in fiscal 2001 and 2002 primarily because many of its key historical customers were suffering through merger reorganizations, poor petroleum margins and generally depressed economic situations, all of which sent less business to MPSI (and its competition). Prospects going into fiscal 2003 are difficult to evaluate, but it is clear that MPSI will need to broaden its sales targeting beyond the traditional multi-national sector.

PRODUCTS AND SERVICES

    The Company markets its services in the United States, Europe, Africa, Canada, South America, Central America, the Caribbean Basin, Japan, India, China and Asia. See Note 8 to the Consolidated Financial Statements for financial information addressing foreign and domestic operations and export sales. Generally, the Company's marketing activities center on personal presentations to existing and prospective clients, client referrals, proposal submissions, selective mailings, limited print advertising, seminars and trade show participation. Most of the Company's clients are presently identified by the Company's direct sales force. In the future, use of the Internet and business partnerships (value-added resellers) are expected to play an increasingly significant role in sales and marketing (as well as product delivery) activities.

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

    Economic conditions throughout the world have had varying degrees of impact on the Company's products. Volatile oil prices and unsettled economic conditions in a number of MPSI's target markets negatively affected the Company's volume of new business in fiscal 2001 and 2002. More than 97% of consolidated revenues were derived from the petroleum industry during the fiscal years ended December 31, 2002, September 30, 2001, and September 30, 2000. In each of those fiscal years, MPSI derived revenues representing 10% or more of consolidated revenues from certain clients, together with their affiliates, as set forth below (in millions of dollars):

                                 YEAR ENDED              THREE MOS ENDED             YEAR ENDED              YEAR ENDED
                                 DECEMBER 31,              DECEMBER 31,             SEPTEMBER 30,            SEPTEMBER 30,
                                    2002                      2001                      2001                     2000
                          -----------------------   -----------------------   -----------------------   -----------------------
                            AMOUNT         %         AMOUNT          %         AMOUNT          %          AMOUNT         %
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
ExxonMobil ............   $      1.7           14   $      0.6           14   $      4.5           29   $      4.6           25
BP Amoco ..............          2.0           16          0.6           14            *            *          2.6           14
Nisseki-Mitsubishi ....            *            *            *            *          1.6           11            *            *

       *Below 10% for this period.

    The Company would be adversely affected if certain petroleum industry clients curtailed their long-term usage of MPSI products. For example, in October 2001 ExxonMobil notified MPSI that it would explore alternatives to certain MPSI convenience retailing products and ultimately elected to utilize other modeling technology. MPSI was able to partially replace that business from new customers, but the ExxonMobil decision is a significant component of the revenue decline in 2001 and 2002. Recent developments may provide MPSI an opportunity to again serve ExxonMobil in certain geographic regions, but the near term impact on 2003 revenues may not be material.

    The following table shows the percentage of total revenue from operations that the Company derived from various sources during each of the last three fiscal years.

               REVENUE DERIVED FROM KEY PRODUCTS AND SERVICES (%)

                                               2002             2001             2000
                                           ------------     ------------     ------------
Market information databases .........               57               64               70
Software licenses ....................                3                1                2
Software maintenance agreements ......                3                4                3
Other services .......................               37               31               25
                                           ------------     ------------     ------------
                                                    100              100              100

    Described below are the computer applications software, information databases and other services currently provided by the Company.

Convenience Retailing Segment

    Until 1995, the Company's primary convenience retailing applications software was the mainframe computer-based Retail Planning System(R) ("RPS"). See "Product Development" for discussion of major enhancements of RPS commercially released beginning in fiscal year 1995. Long-term capital investment and retail operational issues were traditionally addressed using the Capital Planning System ("CAPS(R)"). This software was replaced with the Retail Explorer ("REX(TM)") software, the initial version of which was released in the U.S. in September 1999. REX versions were released in all MPSI service regions by the end of fiscal 2002. REX allows clients to maximize their investment planning in the areas of (1) new retail site location where the system provides an objective measure for comparing available sites based on competition and convenience to demand, (2) identification of outlets to divest where the system isolates and evaluates client locations that have poor performance, (3) identification of outlets to be rebuilt by identifying sales potential to be realized by remodeling or reformatting specified outlets and (4) assessing multiple profit centers by forecasting the potential benefits of retailing complementary products and services. In 2002, MPSI released its first web-enabled retail planning software - LocationXpert(R) (see Product Development).

    Software licensing agreements for the retail planning software (including ancillary products) generally have encompassed multi-year (primarily five-year agreements), noncancellable terms. These agreements offered the client an installment payment option requiring a payment upon execution and annual payments on the succeeding anniversary dates of the agreement. Beginning in fiscal 2001, MPSI changed its software licensing and maintenance contracting methods. Henceforth, most software products will be perpetually licensed in a fashion that parallels more traditional software companies and will generally accelerate payment of license fees while giving the licensee more control over the useful life of the software to their operations. Maintenance will henceforth be an annual commitment by clients who wish to obtain future upgrades at a discounted cost. The software can be used by the client for a particular industry (such as petroleum) and a particular geographic market (such as Japan). The Company's software license agreements contain broad restrictions on the use and disclosure of the software by the client. See "Trademarks, Copyrights, and Licenses" below. Modifying the software typically involves changes in the weighting of various supply and demand factors or the addition of a new factor as the result of changes in the marketplace.

    MPSI provides full maintenance (postcontract customer support) services for its modeling software globally and, where necessary, training of and consultation with client staff. Prices for these software products are based upon formulas which address geographical boundaries, number of retail outlets, number of software seats and other factors.

Information Databases for use with Convenience Retailing Software

    The Company also constructs customized market study databases that are the primary informational sources used by the retail planning and pricing software. The database construction process involves (a) acquisition of digitized geographic street maps, traffic counts, and demographic demand data from governmental agencies or independent suppliers, (b) on-site field survey of retail outlet supply information by MPSI personnel or contract surveyors, (c) collation of all demographic demand and supply information into specified data layout, (d) data editing and quality control checking, and (e) preparation of the client-specific deliverables. Separate contracts govern each database order by a client and generally require advance payments by the customer to fund field survey and other start-up costs. There is no retainage provision relative to these production-type contracts. These databases are available in the following forms:

        Multi-Year Study Program. These multi-year, noncancelable studies are used by clients who possess a large number of retail sites and who wish to analyze market conditions and evaluate site locations in metropolitan areas on a regular basis. The supply and demand data used in this type of study is collected by the Company. More recently, MPSI has undertaken national databases in Japan and Korea, which databases include retail information throughout the countries. Each deliverable is essentially a stand-alone project with billing and revenue recognition handled in the same fashion applicable to one-off market study projects. The multi-year commitment is tailored to individual client needs, and pricing is determined in part by the number of other client subscribers to the particular market during the commitment period and offers clients discounts for their multi-year commitments.

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

    Licensed software clients generally use the PC-based software (as discussed hereinafter) on laptop or desktop computers but may also utilize the models in workstation environments to facilitate multi-user access. For this type of activity, clients may utilize the retail planning software and information databases on their own computer facilities, may dial in to MPSI's computers and use the software interactively (subject to certain usage restrictions), or may elect to have MPSI run tactics (that is, pose "what if" questions) on MPSI's computers. In cases where software is installed on client networks, the Company may charge for installation of the software and training of the client's personnel. A client may then run unlimited tactics on its own equipment. If tactics are run on the Company's computers, the client pays a fee per tactic. The Company also provides consulting services to its convenience retailing clients which include specialized data acquisitions (e.g., consumer research); competitive analyses to identify key competitors; brand value assessment; market entry/exit strategies; and litigation support.

Pricing Segment

    In the pricing segment, MPSI offers decision support software to meet several client planning needs. Price Zones(R) software ("PZS") allows a client to establish different pricing zones within major markets relative to supplying its dealer networks with petrol fuels. PriceIt! Pro(R) allows a client to react to competitive price changes on a daily/hourly basis at the individual outlet level in order to set prices for the ultimate consumer. MPSI's newest product, the StreetBack Pricing(R) ("SBP") system incorporates Price Zone methodology in order to group outlets for the purpose of identifying competition. Once competition is identified, the client selects representative outlets for price tracking surveys and then formats that pricing data into a data set to feed the SBP software. Based on competitive factors and the client's desired margins by product, SBP determines the price at which desired sales volume to the dealers can be achieved.

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

    As with convenience retailing products, MPSI provides not only the pricing products geared to a client's needs, but in many cases, also provides portions of the market information necessary for the pricing software to perform. MPSI's PriceTracker(R) service is an example of customized data collection. MPSI performs customized pricing surveys which allow clients to obtain high quality, timely retail pricing information on a recurring basis in order to track pricing trends in the marketplace.

Business Development Segment

    The mission of this segment is to leverage MPSI products and data to new categories of customers, both within and outside the petroleum industry. Although still a development business, broader contacts, alternative sales approaches and new business partner development will be key to future MPSI success.

     During fiscal year 1999, MPSI began the development of a new suite of GIS database products. This suite of market information data products contains many of the data components inherent in MPSI's traditional market study databases, but was designed to go significantly beyond those traditional products in the scope of geographic coverage. MPSI initially concentrated development on a national GIS database for the U.S. This initiative was undertaken in an effort to (a) leverage the customized data sets the Company already had available in major markets by repackaging them with other information into a data product which will be amenable in both price and content to a broader segment of the Company's traditional petroleum-oriented convenience retailing target market, and (b) allow the Company to attract customers in other industries who may also be retail oriented.

      The principal product offered by this segment (marketed under the DataMetrix brand) is StreetMetrixPlus(R), which encompasses the entire U.S. and contains, among other things, the latest road network, consumer demographics, automobile traffic counts, and key topographical features. All of the basic geophysical information required by a spatially oriented business client is contained in this database. If a client only wants the traffic information or the geophysical information, they can obtain a subset of StreetMetrixPlus. Should a customer be involved in petroleum or convenience retailing, an add-on data set called PointMetrix(TM) gives them geocoded and plotted information about existing petroleum retail outlets and convenience stores in many major markets. Late in fiscal 2000, MPSI released an interactive Internet product, SiteMetrix Plus, which allowed subscribers to customize a geographic area of interest (state, county, trade area, etc.) and obtain detailed road network, demographic, traffic and retail outlet information anywhere in the U.S. That product was replaced in 2002 by a more robust LocationXpert(R) product. Revenue is recognized on these products ratably over the life of the subscription.

COMPETITION

    Since its inception in 1970 the Company has provided comprehensive applications software and database systems, primarily to the retail petroleum industry. There has recently been a worldwide trend toward competitive product development of this type due to the availability of computer resources and acceptance of retail modeling theory. The Company believes its competition lies in two areas: first and foremost, in the information technology and market research staffs of petroleum companies or potential customers who develop and manage their own software and data; and second, in consulting firms and data companies which compete for portions of the Company's business. More recently, low-priced competition has arisen from traditional GIS data houses and other smaller competitors who offer partial solutions to customer analysis needs.

    The Company has found that the market research staffs of some large petroleum companies, supported by their internal IT groups, continue to concentrate on in-house data gathering and customized site selection methods, while other companies with more limited resources must consider low cost alternatives for obtaining market information. To be successful, MPSI must overcome the desire of its customers for total control on the one hand and cost sensitivity on the other. It has been

MPSI's experience that clients often encounter substantial cost barriers relative to internally-developed systems. Without the economies of scale, data gathering expertise and modeling sophistication that MPSI has obtained during its 32-year existence, clients often find that systems developed in house may be more customized to their particular situation and may appear to cost less to develop initially (i.e., incremental pricing methods do not generally include costs of their internal development personnel), but are expensive to maintain given changing market conditions, require market information with an inherent degree of accuracy which is difficult to obtain with internal resources, and the results of such systems do not justify the associated costs and effort. Additionally, as clients or potential clients struggle to manage operating costs and consider outsourcing certain activities where economically feasible, the capabilities of companies like MPSI offer an attractive alternative to internal systems.

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

    By focusing on PC-oriented products and services, the Company believes it is also well positioned to challenge "lower cost competitors." New data collection techniques, implemented in late 1999, allow more timely and regular updating of market data using handheld data collection technology and PC-based data transmission and delivery technology. These processes have reduced MPSI's data collection costs relative to market studies and thereby allowed the Company to leverage data already collected or to collect custom data for clients who may not require full market study information. MPSI's ability to take on data projects involving a single retail site or a national database (as demonstrated in Japan and Korea) has been an effective weapon against smaller competitors. The Company believes it is competitive with other companies who have targeted customers with limited retail market resources.

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

BACKLOG

    The Company's December 31, 2002 and September 30, 2001 backlog consisted principally of orders for market information databases (2002 -- $6,163,000 and 2001 -- $9,541,000) and multi-year commitments by customers for software and maintenance services (2002 -- $1,134,000 and 2001 -- $1,031,000). The Company
expects that the market information databases in backlog at December 31, 2002 will be recognized in fiscal year revenues as follows: 2003 -- $4,092,000, 2004 -- $1,244,000, 2005 -- $518,000, 2006 -- $141,000 and beyond -- $168,000.
Maintenance and support services in backlog are the result of noncancelable client contractual obligations to purchase support services generally over periods of three to five years. Such revenues will be recognized, and backlog accordingly reduced, on a ratable basis over the life of each underlying agreement. Of the aggregate software and maintenance backlog at December 31, 2002, future fiscal year revenues are expected to be recognized as follows: 2003 -- $341,000, 2004 -- $359,000, 2005 -- $259,000, 2006 -- $120,000
and 2007 -- $55,000.

EMPLOYEES

    As of December 31, 2002, the Company employed 92 people principally engaged in the Convenience Retail segment. Of the total employees, there are 41 in sales/consulting; 23 in research and development (which includes software development and system support); 13 in database analysis and production; and 15 in management, administration, and finance. Of these, 76 are employed in the United States and 16 are employed in foreign countries.

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

    REX and PriceIt! Pro were released for all MPSI operating regions during 2001, except for Japan as previously noted. Implicit in the REX design is (1) less expensive and less complex client deliverables, (2) modular architecture which will yield maximum flexibility for interface with existing client technology and maximum flexibility for MPSI to apply its technology to industries other than retail petroleum, (3) a substantially reduced data requirement thereby significantly reducing data gathering costs, (4) a higher degree of predictive accuracy in geographic areas of sparse housing density (high transient areas) and (5) improved predictive capabilities with respect to convenience stores. As of December 31, 2002, the Company has capitalized approximately $1.3 million of development costs related to the global versions of REX. Additional development costs which may be associated with utilization of this new technology to service industries other than retail petroleum may require external funding beginning in fiscal year 2003.

    REX and PriceIt! Pro represent a continuing opportunity for MPSI to leverage its retail data warehouse and allow the Company to expand its services to other management units within our clients' retail groups. Although acceptance of new price-prediction technology was slow initially, the pricing segment was profitable in 1998, and enjoyed revenue growth and profitability in fiscal 1999. Revenues and profitability declined in fiscal 2000 and 2001 as the result of general market conditions, principally associated with client merger activities. During fiscal 1999, MPSI developed a spin-off product from PVO. StreetBack Pricing software addresses wholesale price planning for petroleum franchisee pricing. StreetBack Pricing contributed to international expansion in 2001 and contributed to MPSI's pricing penetration during fiscal 2002.

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

    Management committed resources in fiscal 2001 to development of certain software and data products for use and/or delivery via the Internet. The result was LocationXpert(R), a web-enabled retail analysis tool with a less complex retail model embedded in it. This product has been licensed in the US and Japan (where it was principally responsible for revitalized business in that service region). Not only has this initiative allowed the Company to revitalize business with certain clients but has also provided an opportunity to reach a much broader client base.

    During the years ended December 31, 2002, September 30, 2001 and September 30, 2000, the Company spent $2,011,000, $2,055,000, and $2,467,000, respectively, on research and development or enhancement of new products and the maintenance of existing products. The amounts spent on research and development were primarily Company sponsored, meaning there was no material amount of direct recoupment of expenses from clients.

TRADEMARKS, COPYRIGHTS, AND LICENSES

    The Company holds a number of trademarks, some of which are registered at the U.S. Patent and Trademark Office. To date, registrations have been sought in the United States, United Kingdom and Mexico. Set forth below are the Company's trademarks and final filing dates required to renew trademark status.




                 PRODUCT                   STATUS OF MARK              DATE
---------------------------------------    --------------     -----------------------
Dollar Sign Design.....................      Registered              April 23, 2008
Facility/Location Volume...............      Registered             August 11, 2003
Facility/Location Volume...............      Registered            February 6, 2006
LocationXpert..........................      Registered            November 5, 2008
Location Volume........................      Registered             August 11, 2003
Location Volume........................      Registered               July 23, 2006
MPSI...................................      Registered          September 18, 2004
MPSI...................................      Registered            October 29, 2011
MPSI and Design........................      Registered            November 5, 2011
MPSI's CAPS............................      Registered          September 18, 2006
MPSI's CAPS............................      Registered           November 12, 2006
MPSI Systems...........................      Registered          September 18, 2006
Price Volume Optimizer.................      Registered              March 11, 2003
Price Volume Optimizer.................      Registered             August 11, 2003
Price Zones............................      Registered            November 5, 2008
PriceIt!...............................      Registered              March 12, 2008
PriceIt! Pro...........................      Registered            October 29, 2008
PriceTracker...........................      Registered           Common Law Rights
PVO....................................      Registered             January 2, 2006
PVO....................................      Registered               April 2, 2006
Retail Explorer........................      Trademark            Common Law Rights
StreetBack Pricing.....................      Registered            January 21, 2009

DataMetrix.............................      Registered          September 19, 2006
StreetMetrix...........................      Registered            October 31, 2006
StreetMetrixPlus.......................      Registered            October 31, 2006
TrafficMetrix..........................      Registered           December 19, 2006

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

ITEM 2. PROPERTIES

    All office facilities are leased, including the headquarters lease that expires in June 2003. The Company's principal facility and corporate headquarters in Tulsa, Oklahoma (45,000 square feet) is the primary location for software development and market study production. Due to a shift in geographic concentration among MPSI's clientele, the Company closed its offices in Rio de Janeiro, Brazil and Singapore during fiscal 2002. Offices in Bristol, England; Johannesburg, South Africa; Tokyo, Japan; Seoul, South Korea and Shanghai, China remained the Company's principal client liaison facilities in those areas at December 31, 2002. Management believes that the various facilities are properly sized to meet anticipated business levels.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock currently trades OTC on the pink sheets (described in more detail below). The trading symbol is "MPSI." Information in the table below reflects the high and low sales prices reported by Pink Sheets LLC. Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                      LOW           HIGH
                                                   ---------     ---------
Fiscal 2001
  First Quarter Ended December 31, 2000 ......     $    0.31     $    1.75
  Second Quarter Ended March 31 ..............          0.25          1.56
  Third Quarter Ended June 30 ................          0.61          1.13
  Fourth Quarter Ended September 30  .........          0.25          0.61

Transition Period
  Three Months Ended December 31, 2001 .......     $    0.17     $    0.51

Fiscal 2002
  First Quarter Ended March 31, 2002 .........     $    0.10     $    0.68
  Second Quarter Ended June 30 ...............          0.39          0.75
  Third Quarter Ended September 30 ...........          0.26          0.36
  Fourth Quarter Ended December 31 ...........          0.06          0.32

    The 2,911,781 shares of Common Stock outstanding at December 31, 2002 were held by 892 stockholders of record. At that date, an additional 52,000 shares were subject to options to purchase Common Stock (See Note 9 to the Consolidated Financial Statements). The per share price on December 31, 2002 was $0.12.

    The table below reflects the securities authorized for issuance under equity compensation plans as of December 31, 2002.

  EQUITY COMPENSATION PLAN INFORMATION



                                                                                                REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE     NUMBER OF SECURITIES            FUTURE ISSUANCE UNDER EQUITY
                                 ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE       COMPENSATION PLAN (EXCLUDING
                                 OUTSTANDING OPTIONS,           PRICE OF OUTSTANDING            SECURITIES REFLECTED IN
PLAN CATEGORY                    WARRANTS AND RIGHTS            OPTIONS, WARRANTS AND RIGHTS    COLUMN (a)
                                           (a)                               (b)                           (c)
-------------                    --------------------------     ----------------------------    ----------------------------
Equity compensation plans
approved by security holders                 51,500                       $  1.50                           139,500

Equity compensation plans not
approved by security holders
                                               None                                                            None

Total                                        51,500                       $  1.50                           139,500



    The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since its inception.

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA


(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                            FOR THE YEARS ENDED SEPTEMBER 30,
                                                                       THREE MOS      -------------------------------------------
                                                      YEAR ENDED         ENDED
                                                     DECEMBER 31,     DECEMBER 31,
                                                         2002           2001(1)         2001        2000       1999        1998
                                                     -------------    -------------   --------    --------    --------   --------
OPERATING DATA:
Revenues .........................................   $      12,201    $       4,091   $ 15,411    $ 18,283    $ 19,332   $ 19,101
Net income (loss) ................................          (1,889)              62     (1,091)       (267)         87     (1,499)

Per share:
   Basic income (loss) per common share ..........   $        (.65)   $         .02   $   (.37)   $   (.09)   $    .03   $   (.53)
   Weighted average common shares outstanding ....           2,912            2,912      2,912       2,886       2,849      2,844

   Diluted income (loss) per common and
        common equivalent share ..................   $        (.65)   $         .02   $   (.37)   $   (.09)   $    .03   $   (.53)

   Weighted average shares of common stock
        and dilutive common stock equivalents
        outstanding ..............................           2,912            2,912      2,912       2,886       2,894      2,844

BALANCE SHEET DATA:
Total assets .....................................   $       5,256    $       7,165   $  6,896    $  9,603    $ 10,518   $  9,490
Noncurrent deferred revenue ......................             800              583        548         712       1,146      1,346
Noncurrent deferred income taxes .................             118              115        121         121          86         86
Other noncurrent liabilities .....................              --               30         44          96         133        172
Long-term debt ...................................              --               --        550          --          --         --

(1) On October 22, 2001, the Company changed its fiscal year end from September 30 to December 31; accordingly, results have been separately disclosed for the three-month period ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND NEW ACCOUNTING STANDARDS

    See Notes to Consolidated Financial Statements.

    The following table sets forth (in thousands), for the periods indicated, certain items in the consolidated statements of operations.

                                                                   YEARS ENDED                        THREE MONTHS ENDED
                                                -----------------------------------------------    -------------------------
                                                 DECEMBER 31      SEPTEMBER 30     SEPTEMBER 30    DECEMBER 31   DECEMBER 31
                                                    2002              2001             2000            2001          2000
                                                -------------     -------------    ------------    -----------   -----------

Revenues ...................................    $      12,201     $      15,411     $   18,283     $    4,091     $    4,087
Cost of sales ..............................            5,484             6,219          7,542          1,583          1,389
                                                -------------     -------------     ----------     ----------     ----------
  Gross profit .............................            6,717             9,192         10,741          2,508          2,698
                                                -------------     -------------     ----------     ----------     ----------
Operating expenses:
  General and administrative ...............            3,099             3,195          3,653            799            920
  Marketing and client services ............            3,595             5,216          5,925          1,208          1,261
  Research and development .................            1,469             1,317          1,189            377            331
                                                -------------     -------------     ----------     ----------     ----------
          Total operating expenses .........            8,163             9,728         10,767          2,384          2,512
                                                -------------     -------------     ----------     ----------     ----------
Operating income (loss) ....................           (1,446)             (536)           (26)           124            186
Other expense, net .........................             (247)             (438)           (53)           (62)           (55)
                                                -------------     -------------     ----------     ----------     ----------
Income (loss) before income taxes ..........           (1,693)             (974)           (79)            62            131
Income taxes ...............................              196               117            188             --              8
                                                -------------     -------------     ----------     ----------     ----------
Net income (loss) ..........................    $      (1,889)    $      (1,091)    $     (267)    $       62     $      123
                                                =============     =============     ==========     ==========     ==========

                            ANNUAL FINANCIAL ANALYSIS

RESULTS OF OPERATIONS

    CONSOLIDATED OPERATIONS. MPSI reported a net loss of $1,889,000 or $.65 per share on revenues of $12,201,000 for fiscal year ended December 31, 2002. This compared to a net loss of $1,091,000 or $.37 per share on revenues of $15,411,000 for the fiscal year ended September 30, 2001 and a net loss of $267,000 or $.09 per share on revenues of $18,283,000 in fiscal year 2000. The trend of consolidated revenues has been impacted by reductions in retail database prices implemented to meet competition, a general downturn in certain of the global economies MPSI serves and disruptions of order patterns due to mergers involving several of MPSI's most significant petroleum industry customers. MPSI's traditional petroleum-oriented convenience retailers continue to experience low margins in the downstream portion of their business. This has translated to an economic detriment to MPSI the depth and duration of which has surpassed management's expectations. Continuous efforts to adjust operating costs have failed to keep pace with revenue fall-off. The probability of poor economic influences continuing into 2003 will require MPSI to significantly revise its business approach.

    The Company presently operates in three business segments: Convenience Retailing, Pricing and Business Development. Although MPSI has generally experienced positive performance from the Convenience Retailing segment of its business (traditional core operations which account for more than 80% of consolidated revenues), that segment experienced an operating loss in fiscal 2002 of $465,000. This operating loss is a result of the continuing price concessions brought about by competition and the economic uncertainties confronting our major clients, especially in the United States. The Pricing segment, dedicated to retail pricing products and services, has experienced consistent revenue levels during fiscal 2001 and 2000 but was also negatively impacted in 2002 by the generally unsettled merger events affecting the major oil companies. The Company's newest business segment, Business Development, is dedicated to leveraging sales from MPSI's extensive global data warehouse (DataMetrix brand) and to the development of business partnerships that will increase MPSI's sales penetration, potentially across a number of industries. This is still very much a start-up initiative, but will likely receive more emphasis as MPSI revises its business model.

    CONVENIENCE RETAILING SEGMENT. This segment accounted for revenues of $10,288,000, $12,857,000 and $15,337,000 in fiscal years 2002, 2001 and 2000, respectively. During fiscal 2001 and the latter half of 2000, seven out of MPSI's top ten customers were involved in merger activities, which have continued to slow MPSI retail planning activities. While the initial release of the Company's new premier retail modeling software, Retail Explorer ("REX") to US customers in 1999, and the subsequent release of REX globally in the early months of fiscal 2001, had a positive impact on the number of markets studied for clients between 1999 and 2001, competitive price reductions, and more importantly, the client mergers have limited leverage of production costs and thereby caused revenues and profitability to decline over the three-year period as reported. MPSI is evaluating alternative sales targeting and marketing strategies for 2003 in an effort to seek petroleum-oriented and other convenience retailers who are more aggressively and successfully weathering these difficult economic circumstances.

    The revenue decline of $2,569,000 (20%) from fiscal 2001 and $5,049,000 (33%) from fiscal 2000 is a result of the economic factors discussed above. Consequently, gross margin dollars declined $1,056,000 and $2,372,000 as compared to fiscal 2001 and fiscal 2000 respectively. As a percent of revenues, the fiscal 2002 gross margins declined approximately 5% as compared to fiscal 2001 and 7% as compared to fiscal 2000. The decline in gross margin as a percent of revenues is partially a result of the Company's effort to maintain production personnel despite the economic downturn in anticipation of increased orders during fiscal 2003. Absent an upturn in early 2003, MPSI will likely have to reduce this cost base.

    In October 2001, MPSI's largest customer notified the Company that it would explore other convenience retailing technology. Although that customer ultimately decided to change technology, which had a significant impact on fiscal 2002 and 2001, MPSI has had positive feedback from this client (including a nominal amount of new orders) indicating its interest in re-establishing its relationship with our Company in certain selected markets.

    PRICING SEGMENT. This segment accounted for revenues of $1,566,000, $2,111,000 and $2,208,000 in fiscal years 2002, 2001 and 2000, respectively.
This business unit experienced a decline in revenues of 26% ($545,000) in fiscal 2002 as compared to fiscal 2001 and a flattening of revenues between fiscal 2001 and 2000, principally for the same environmental reasons noted above. Customer focus during merger/transitions was not on implementation of new technologies. Although operating results declined approximately $78,000 as a result of decreased revenues, gross margin as a percent of revenues (46%) was comparable with fiscal 2001 (47%) due to cost cutting measures implemented during the year. Gross margins in fiscal 2000 (57%) were significantly higher primarily because of the mix of product sales being weighted more heavily toward pure software revenues. The costs associated with delivery of software are considerably less than the costs associated with other pricing products.

    BUSINESS DEVELOPMENT. This unit's mission, which in previous reports related principally to the development, maintenance and sales of street files, demographics and traffic information under the DataMetrix brand, was expanded at the end of fiscal 2001 to focus on industry diversification opportunities into fiscal 2002 (including the development of business partner relationships). This action was taken not only to help MPSI become less "one-dimensional" but also in recognition that leveraging MPSI's data warehouse by itself would not result in the desired level of diversification. Revenue from this segment was $347,000 in fiscal 2002 compared with revenues of $443,000 in fiscal 2001 and $738,000 in 2000. Despite the disappointing revenue trends, the unit continues to reduce its operating losses ($495,000 in fiscal 2002 compared with losses of $719,000 in fiscal 2001 and $2,047,000 in fiscal 2000). The unit's activities and headcount continued to be scaled back as part of the general staffing reductions implemented during fiscal 2002, leaving in place resources necessary to support the Convenience Retailing data unit. Amortization of the segment's primary geographic database product (approximately $396,000 in fiscal 2002 and 2001, and $264,000 in 2000) has reduced the carrying value to $33,000 at December 31, 2002.

    CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $8,163,000, $9,728,000 and $10,767,000 in fiscal years 2002, 2001 and 2000 respectively. In total, operating expenses declined $1,565,000 or 16% in fiscal 2002 compared with 2001 and are down by $2,604,000 (24%) from fiscal 2000. This is principally reflective of ongoing corporate sizing actions initiated to properly align corporate costs to declining revenues. The downsizing efforts initiated during the second fiscal quarter of 2002, in particular those related to the closure of certain foreign offices, will not be fully realized until fiscal 2003 due to the timing of office closures, severance and other related reduction costs.

    General and administrative expenses were $3,099,000, $3,195,000 and $3,653,000 in fiscal years 2002, 2001 and 2000, respectively. The continued reduction in costs is a direct result of corporate downsizing as discussed above. In addition to the reduced staffing levels, MPSI has also benefited from lower employee insurance costs and rent reduction in the headquarters facility associated with the smaller headcount. The bulk of the savings associated with the re-sizing efforts are reflected in marketing expenses which were $3,595,000, $5,216,000 and $5,925,000 in fiscal years 2002, 2001 and 2000, respectively. The overall reduction is a result of fewer personnel in the client services and sales support areas, closure of certain foreign sales offices and lower travel and advertising costs. Research and development expenses, including capitalized development of new products and maintenance of existing offerings, has remained relatively constant during fiscal 2002 and 2001 ($2,011,000 and $2,055,000) but has decreased from $2,467,000 in fiscal year 2000. The decrease from the fiscal 2000 level is reflective of the overall cost cutting measures implemented by the Company and the completion of the initial Retail Explorer ("REX") project. The Company continues to focus on both new product offerings and quality support to its existing client base.

    OTHER INCOME / EXPENSE. For fiscal years 2002, 2001 and 2000, respectively, other income / (expense) was ($247,000), ($438,000) and ($53,000). The primary reduction in expenses during fiscal 2002 as compared to 2001 is related to interest expense. During fiscal 2002 the Company was able to liquidate its bank debt and subsequently reduced interest expense by $132,000. In fiscal 2001, the Company incurred approximately $385,000 more net expenses in this category than it experienced in fiscal 2000. The principal difference was a $440,000 swing in exchange transactions (net loss of $160,000 in fiscal 2001 versus net gain of $337,000 in fiscal 2000). MPSI closed its Australian operation in fiscal 2000, which was principally responsible for the transaction gains then reported. Other than that associated with the office closure, exchanges gains and losses result from MPSI transactions denominated in currencies other than US Dollars to accommodate clients in certain markets (principally denominated in Japanese Yen, Singapore Dollars or British Pounds). Although MPSI anticipates continuing exposure from these sources in fiscal 2003, the incremental change is not expected to materially increase as the Company now limits the number of contracts denominated in foreign currencies.

    Additionally, MPSI continues to experience declines in interest income related to present value presentation of long-term software license agreements ($18,000, $96,000 and $179,000 for fiscal years 2002, 2001 and 2000, respectively). In fiscal 2001, MPSI adopted new perpetual licensing contract methods which, over time, will curtail multi-year software agreements and the associated interest income but will reflect higher up-front software revenues as new perpetual licenses are executed.

    INCOME TAXES. Income taxes in fiscal 2002 increased $79,000 as compared to fiscal 2001 primarily due to foreign withholding from certain international transactions. The mix of foreign source income as well as the specific location of an international client can have a significant impact on foreign withholding. Income taxes in fiscal 2001 declined $71,000 compared to 2000 because the Company experienced an operating pretax loss in fiscal 2001 for which no provisions were required (although net operating loss carryforwards increased - see Note 7 to Consolidated Financial Statements). Further, foreign income tax withholding by customers was lower as the result of the specific mix of the 2001 revenue decline.

 FINANCIAL CONDITION AND LIQUIDITY

    Working capital decreased to ($1,465,000) at December 31, 2002 compared with $90,000 at September 30, 2001. Primarily, the change is attributable to an increase in deferred revenue ($1,408,000) resulting from large contracts that will be completed during fiscal 2003. During fiscal 2002 the Company was able to liquidate its remaining bank debt of $900,000 ($350,000 classified as current) and reduce current payables and accruals by $378,000. This was partially accomplished through a decrease of $770,000 or 30% in outstanding receivable balances at year-end 2002 compared with the fiscal year ended September 30, 2001. The decline in receivables reflects the reduction in revenues during fiscal 2002, as previously discussed, as well as improved collections near the end of fiscal 2002.

    Despite the net loss in 2002 of $1,889,000, the company generated approximately $1,651,000 of cash flow from operations and was able to reduce trade payable obligations and eliminate its bank debt. Comparatively, MPSI also generated positive cash flow from operations in fiscal 2001 and 2000 ($1,943,000 and $1,353,000, respectively). It should be noted that operating results included non-cash charges for depreciation and amortization of $1,083,000 in fiscal 2002 compared with $1,238,000 and $1,215,000 in fiscal 2001 and 2000, respectively. In large measure, the generation of substantial cash flow from operations was attributable to the cost saving measures implemented during the periods presented (as previously discussed) and improved collection of accounts receivable.

    MANAGEMENT'S PLAN. MPSI's revenues have declined over the past several years due mainly to (a) poor retail petroleum margins limiting discretionary spending in several key geographies which the Company serves, (b) the consolidation of the oil and gas industry and the resulting loss of customers, and (c) the emergence of lower cost, albeit lower service quality competitors. Management has responded during 2002 and 2001 by re-engineering products and services to be more flexible in meeting the needs of a more diverse customer base. Management has also acted to conserve liquidity by closing certain offices, reducing employee costs and controlling research and development expenditures.

    Despite these actions, the depth and duration of economic pressures on MPSI's primary customers has continued the negative trends in orders and revenues through 2002 and will likely impact at least the first half of 2003. Subsequent to December 31, 2002 and in response to the potential continuation into fiscal 2003 of lower than traditional orders and revenues, management implemented new programs designed to allow the Company to better match operating costs with revenue.

    In order to position the Company to increase its revenues, management reorganized a portion of its sales force to target new customer segments within the retail petroleum sector, which customer segments had only been served passively by the Company heretofore. Although the average unit sale from the new target customers will likely be smaller, the number of potential customers far exceeds the market sector the Company presently serves. This partial shift in customer focus should not require any substantial product re-tooling.

    In order to give the Company time to ramp up revenue from both traditional and new customer targets, in March 2003 MPSI initiated a reduction in operating costs expected to save approximately $1.8 million annually ($1.3 million over the remaining nine months of fiscal 2003). MPSI's ability to continue delivering high quality retail technology and services has not been diminished. The Company is further reviewing its investment in fixed facilities and equipment in order to increase the savings.

    Management's plan is intended to produce revenues at a level comparable to 2002, while cutting costs significantly with the objective of returning MPSI to profitability. Achievement of this plan depends on the accomplishment of matters both within and outside MPSI's control, including the strength of the economy and the timing of customer decisions. There is risk that adverse economic conditions could persist to the point where management's plan cannot overturn the recent trends.

    EXTERNAL FINANCING. In June 2000, the Company's principal bank, Bank of America, announced its internal plans to substantially reduce its lending exposures in certain industries and to certain customer categories. MPSI fell within the criteria and, accordingly, was notified effective June 30, 2000 that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to effect a change. Subsequent to that notice, MPSI diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative was identified, the outstanding balance has been steadily reduced from $2,000,000 at September 30, 2000 to $900,000 at September 30, 2001, and completely liquidated as of December 31, 2002. This was accomplished as a result of (1) cash generated from operations, (2) installment payments received on long-term software license agreements (where revenue had been recognized in previous years), and (3) lower capital software development costs following the release of REX globally in the first half of fiscal 2001. The debt liquidation continually pressured MPSI's operating liquidity and prevented accumulation of cash reserves even though the Company had generated positive cash flow from operations of more than $1.6 million in fiscal 2002 and $1.9 million in fiscal 2001.

    In the absence of an alternative banking solution that provided some measure of working capital draw capability, MPSI had to deal with peaks and valleys in cash flow by adjusting payments to suppliers and other creditors. On occasion this situation caused the Company to fall behind with timely payment of operational expenses. Thus far, MPSI has been able to manage these situations satisfactorily such that no significant exposure or loss of critical suppliers has resulted. Additionally, the Company had significantly improved the payment timing to its suppliers and other creditors by the end of 2002. Management expects that cash flow from operations will be sufficient to meet operating requirements in fiscal 2003. Although the Company currently has no short-term borrowing sources, management will continue to seek cost-effective financing sources to provide back-up working capital availability.

    NONCURRENT ASSETS AND LIABILITIES. Long-term receivables related to five-year software license agreements were $595,000 at December 31, 2002 as compared to $539,000 at September 30, 2001. Although this represents a small increase over fiscal 2001, the overall reduction in long term agreements from their historical balances is reflective of market conditions that caused the Company to re-tool its software technology (REX development in 1999/2000). This re-tooling has resulted in more contracts being negotiated with perpetual software components in which the software revenue is recorded at point of delivery.

    Property and Equipment of $652,000, net of accumulated depreciation at December 31, 2002, declined $352,000 compared with $1,004,000 at September 30, 2001. The net decline was primarily composed of $357,000 depreciation taken in 2002, offset by new additions and write off of assets during the closure of certain foreign offices. The Company has routinely cycled its computer equipment each year as necessary to meet operational and technical demands. The Company anticipates that future needs will be funded out of operating cash flow.

    Capitalized product development (net of accumulated amortization) declined $428,000 from $1,504,000 at September 30, 2001 as compared to $1,076,000 at
December 31, 2002. As set forth in the Consolidated Statements of Cash Flow, amortization of previously capitalized product development (initial REX versions and certain pricing software) decreased by $204,000 to $726,000 in fiscal 2002 compared with $930,000 in fiscal 2001. This reflects certain development products that have been fully amortized during the current fiscal year. Costs expended on new development projects during fiscal 2002 were $436,000 as compared to $667,000 in fiscal 2001. This decrease is indicative of management's belief that MPSI's technology holds a commanding edge over competitors' offerings thus allowing the Company to leverage its previous development costs for a longer period of time before re-tooling.

    EQUITY. In December 2000, management delayed filing its Form 10-K for fiscal year 2000 due to a material uncertainty, which then existed relative to the ultimate intentions of its principal bank regarding the upcoming maturity of $2 million in bank debt. The filing deferral ultimately led to the February 2001 de-listing of MPSI's stock by NASDAQ. While the de-listing had no direct impact on MPSI's operations, it did have the effect of reducing visibility of MPSI stock in the market place (subsequently traded over the counter via the "pink sheets") and exacerbating the daily susceptibility of the stock to market fluctuations based on nominal trading volume. MPSI is exploring alternative scenarios wherein MPSI stock might be listed on an exchange in 2003.

    BACKLOG. MPSI's backlog was approximately $7.3 million at December 31, 2002 compared with $10.6 million at September 2001. The decrease is principally attributable to reduced orders resulting from the unfavorable economic environment discussed earlier. The backlog contains a number of recurring future studies under multi-year client commitments. Management believes that its backlog continues to indicate substantial commitment to MPSI technology on the part of its customers.

                          TRANSITIONAL PERIOD ANALYSIS

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

    CONVENIENCE RETAILING SEGMENT. This business unit accounted for revenues of $3,392,000, and $3,416,000 for the fiscal quarters ended December 31, 2001 and 2000, respectively, with corresponding operating profits of $491,000 and $370,000. Although revenues for the quarter ended December 31, 2001 were consistent with the same period last fiscal year, there was an increase in operating income of $121,000. This increase in operating income is directly related to lower amortization expense as certain capitalized product development projects reached the end of their estimated economic life. Although these projects are now fully amortized, they will continue to generate revenue while the Company moves forward to develop new products.

    PRICING SEGMENT. Revenues of $627,000 for the quarter ended December 31, 2001, as compared to $563,000 during the same quarter last fiscal year are up $64,000 primarily due to the timing of orders. Because this segment deals with a relatively small number of high dollar projects, timing of client pilot tests and orders can substantially affect period results. This segment experienced an operating loss of $156,000 for the quarter ended December 31, 2001 compared to an operating loss of $2,000 during the comparable quarter in 2000. The increased operating loss is a result of certain activity occurring in new areas not covered by the Company's geographic database, requiring substantial expenditures to obtain the necessary data.

    BUSINESS DEVELOPMENT SEGMENT. This unit (which continues to market mapping products under the DataMetrix brand and is in the process of developing products which will be marketed through the internet) generated revenues of

$72,000 during the fiscal quarter ended December 31, 2001 as compared with $108,000 during the comparable period last fiscal year. Business Development incurred an operating loss of $211,000 for the quarter ended December 31, 2001 as compared with an operating loss of $182,000 during the same fiscal quarter in 2000.

    One of the major costs associated with this segment is the amortization and maintenance of the U.S. geographic database used to generate the unit's product offerings. Although there is no formal interdivisional transfer pricing mechanism, both the Convenience Retailing and Pricing units benefit from the availability of this national database. Amortization of this database will continue throughout fiscal 2002. This unit has not yet achieved critical mass. New products released in the summer of 2002 benefited all business units but worked most to the benefit of Business Development's industry diversification initiatives.

    CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $2,384,000 for the quarter ended December 31, 2001 as compared with $2,512,000 during the same quarter in 2000. This reduction of $128,000 (5%) is a result of cost cutting measures previously implemented by the company.

    Consolidated general and administrative expenses for the quarter ended December 31, 2001 were down approximately $121,000 (13%) as compared to the same fiscal quarter in 2000. The decline in costs for the quarter were the result of reduced costs associated with severance which was accrued during the first fiscal quarter of fiscal 2001 offset by increased audit fees of approximately $131,000 related to updating and finalizing certain SEC filings for fiscal years 2001 and 2000.

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

    Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter ended December 31, 2001, were up $46,000 as compared with the same fiscal period last year. This increase is a result of resource allocation and the timing of new capital development. During the quarter ended December 31, 2001, more staff were engaged in the initial non-capitalized planning stages for new product development. Total costs, including amounts capitalized for product development and maintenance of existing products, are comparable between the two periods presented. The Company continues to seek cost reductions through new technologies which seek to produce modular products which are easier to develop, less costly to customize and maintain, and can more readily be transported to other vertical market applications.

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

FINANCIAL CONDITION AND LIQUIDITY

    Working capital, the Company's primary measure of liquidity, was $(165,000) at December 31, 2001 as compared with $190,000 at September 30, 2001. The change in liquidity is principally attributable to reclassification to current of $650,000 bank debt classified noncurrent at September 30, 2001 based upon the maturity date of the debt (October 1, 2002). Although cash at December 31, 2001 decreased by approximately $230,000 compared with September 30, 2001, net trade receivables increased $812,000 as a result of orders received and invoices prepared during the interim period ended December 31, 2001.

    Accounts payable and accrued liabilities were reduced by approximately $264,000 during the interim period ended December 31, 2001. This reduction in current liabilities was offset by an increase in deferred revenue of approximately $458,000 as a result of billings on active projects that exceeded revenues recognized. While increases in deferred revenue have the effect of lowering working capital, such increases do not require commensurate cash outflows as is the case with other current liability accounts due to the inherent profit factors associated with the underlying projects.

    In June 2000, the Company's principal bank, Bank of America, announced its internal plans to substantially reduce its lending exposures in certain industries and to certain customer categories. MPSI fell within the criteria and, accordingly, was notified effective June 30, 2000 that it must either liquidate or move its line of credit. The outstanding balance at that time was $2,000,000, and the Company was given 120 days to effect a change. Subsequent to that notice, MPSI has diligently worked this issue on two fronts: (1) investigation of alternative financing sources, and (2) regular pay down of the debt from operating cash flows. Although no acceptable financing alternative has been identified, the outstanding balance was steadily reduced from $2,000,000 at September 30, 2000 to $900,000 at September 30, 2001. Largely on the basis of the Company's diligent efforts at liquidation, Bank of America has granted extensions of the credit maturity effective October 2000, January 2001, April 2001, May 2001 and October 2001. With each extension, except October 2001, the Bank also waived the minimum equity covenant requirement. The latest extension by Bank of America, effective January 6, 2002, was granted concurrently with a $250,000 pay down by the Company and set the new maturity date at October 1, 2002. A further payment of $100,000 was made before April 1, 2002. This action significantly lengthened the Bank's commitment to MPSI when compared with previous extension periods and provided for an adjustment of the minimum net worth covenant, with which the Company had not been in compliance, down to $1.7 million.

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


        APPLICATION OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

USE OF ESTIMATES

    The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (herein after referred to as "GAAP") and the application of GAAP requires management to make estimates that affect the Company's reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, the Company could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, the Company's future financial statement presentation of its financial condition or results of operations will be affected.

    On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts, recovery of capitalized product development costs, useful lives of property and equipment, income taxes, contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

    In addition to these estimates and assumptions that are utilized in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly impact the Company's future operations. While the Company's software allows it to monitor potential revenues and aids in its ability to manage the size of its operations, management must make assumptions and estimates as to the timing and amount of future revenue. Specifically, the Company's sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transaction. The Company aggregates these estimates periodically to generate a sales pipeline and then evaluates the pipeline to identify trends in the Company's business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, the slowdown in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget inaccurately and thereby could adversely affect the Company's business, financial condition or results of operations. In addition, because of unpredictable timing of high-dollar contracts, management may not be able to adjust the Company's cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect the Company's business, financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

    In addition to making critical accounting estimates, the Company must ensure that its financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application, while in other cases, management's judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., revenue recognition, stock-based compensation, depreciation methodology, etc.). The Company believes that the following accounting policies are critical to understanding the Company's historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates: revenue recognition, stock-based compensation, the provision for doubtful accounts, capitalized product development costs, income taxes, and foreign currency transactions.

    The Company's management has reviewed its critical accounting policies, its critical accounting estimates, and the related disclosures with its Audit Committee. These policies, and the Company's procedures related to these policies, are described in detail below.

o Revenue Recognition: Revenues and costs related to production of market information databases are recorded based upon the ratio of costs incurred to total estimated completion costs (percentage-of-completion method). Revenues and costs related to single site studies, mini-market studies and other projects which are completed in a short time period are recognized at completion. Anticipated losses on contracts are charged against earnings at the time such losses are identified.

         The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee's Statement of Position 97-2 ("SOP 97-2") entitled "Software Revenue Recognition" (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, the Company recognizes revenue on multi-year software license agreements ratably over the life of the arrangement.

         Revenue is recognized when the Company has no remaining obligations under the software license and maintenance contracts other than providing post-contract customer support services related to the maintenance portion of the contract and performance obligations under any optional and separately priced training or consulting arrangements. Maintenance revenues are recognized ratably over the term of the contracts as the post-contract customer support services are provided and the related costs incurred are recognized. Optional training and consulting represents service transaction on which revenue and expense are recognized when the earnings process is substantially complete.

         Beginning in fiscal 2001, MPSI changed its software licensing and maintenance contracting methods. Following the change, most software products are perpetually licensed in a fashion that mandates up-front payment of the license fees. Maintenance is an optional annual commitment by clients who wish to obtain future upgrades without additional cost. This change in licensing did not materially impact fiscal 2001.

o Stock-Based Compensation: At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                           THREE MONTHS
                                         YEAR ENDED           ENDED            YEAR ENDED         YEAR ENDED
                                        DECEMBER 31,       DECEMBER 31,       SEPTEMBER 30,      SEPTEMBER 30,
                                           2002               2001                2001               2000
                                        -------------      -------------      -------------      -------------

Net income (loss), as reported           $(1,889,000)      $      62,000      $  (1,091,000)     $    (267,000)

Deduct: Total stock-based employee
  compensation expense deter-
  mined under fair value based
  method for all awards net of
  related tax effects                          (2,000)            (1,000)           (27,000)           (46,000)

Pro Forma net income (loss)              $ (1,891,000)     $      61,000      $  (1,118,000)     $    (313,000)
Income (loss) per share:
  Basic and diluted, as reported                 (.65)               .02               (.37)              (.09)
  Basic and diluted, pro forma                   (.65)               .02               (.38)              (.11)

         Pro forma information regarding net income and earnings per share has been estimated at the date of the grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of the grants with the following average assumptions: expected life of the stock options 4 years; volatility of the expected market price of the Company's common stock price of 123% and 109% in 2000 and 1999, respectively; risk-free interest rates of 5.73% and 5.81% in 2000 and 1999, respectively, and a no-dividend yield. There were no grants issued in the fiscal year ended September 30, 2001, three months ended December 31, 2001 or fiscal year ended December 31, 2002.

o Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

o Capitalized Product Development Costs: Cost of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) are presented net of accumulated amortization.

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

o Income Taxes: The Company applies the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations during the period that includes the enactment date.

o Foreign Currency Translation: Assets and liabilities of the Company's foreign operations, except Brazil, are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Exchange differences from these translations are included in other comprehensive income. Where amounts denominated in a foreign currency are, or are expected to be, converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations. Brazil transactions and accounting records are maintained in U.S. Dollar equivalents. During fiscal 2000, the Company substantially liquidated its Australian subsidiary and reported the net effect of accumulated translation adjustments of $330,000 in other income. When final closure is achieved in 2003 for the Brazil and Singapore offices, the effect on net income will include an accumulated translation adjustment.

         In addition, please refer to Note 1 to the accompanying consolidated financial statements for a further description of the Company's accounting policies.

                       PRE-APPROVAL OF NON-AUDIT SERVICES

    The Audit Committee of the Board of Directors has approved the engagement of Tullius Taylor Sartain & Sartain LLP, the Company's independent auditors, to perform certain permitted tax-related and other non-audit services for the Company, subject to regular review of associated fees.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

         The Company denominates certain of its transactions in currencies other than the US Dollar to accommodate clients in certain foreign markets. The Company does not utilize derivative financial instruments to hedge its foreign currency or interest rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:                                            PAGE NO.
                                                                              --------

Reports of Independent Auditors...........................................        24

Consolidated Statements of Operations for the Fiscal Year Ended December
   31, 2002, Three Months Ended December 31, 2001 and Fiscal Years Ended
   September 30, 2001 and 2000............................................        26

Consolidated Balance Sheets at December 31, 2002 and September 30, 2001...        27

Consolidated Statements of Cash Flow for the Fiscal Year Ended December 31,
   2002, Three Months Ended December 31, 2001 and Fiscal Years Ended
   September 30, 2001 and 2000............................................        28

Consolidated Statements of Stockholders' Equity for the Fiscal Year Ended
   December 31, 2002, Three Months Ended December 31, 2001 and Fiscal Years
   Ended September 30, 2001 and 2000......................................        29

Notes to Consolidated Financial Statements................................        30

FINANCIAL STATEMENT SCHEDULE:

Schedule VIII - Valuation and Qualifying Accounts.........................        48

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                    REPORT OF INDEPENDENT AUDITORS - CURRENT



The Board of Directors and Stockholders MPSI Systems Inc.

    We have audited the accompanying consolidated balance sheet of MPSI Systems Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002 and the three-month period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPSI Systems Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 and the three months ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.






                                            TULLIUS TAYLOR SARTAIN & SARTAIN LLP


Tulsa, Oklahoma
April 2, 2003

                     REPORT OF INDEPENDENT AUDITORS - FORMER



The Board of Directors and Stockholders MPSI Systems Inc.

    We have audited the accompanying consolidated balance sheet of MPSI Systems Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPSI Systems Inc. and subsidiaries at September 30, 2001, and the consolidated results of their operations and their cash flows for the two years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.






                                                               ERNST & YOUNG LLP


Tulsa, Oklahoma
February 25, 2002

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS
                                                           YEAR ENDED          ENDED         YEAR ENDED        YEAR ENDED
                                                           DECEMBER 31,     DECEMBER 31,     SEPTEMBER 30,    SEPTEMBER 30,
                                                               2002             2001            2001              2000
                                                           -------------    -------------    -------------    -------------
Revenues:
   Information services and software maintenance .......   $      11,822    $       4,068    $      15,304    $      17,968
   Software licensing ..................................             379               23              107              315
                                                           -------------    -------------    -------------    -------------
       Total revenues ..................................          12,201            4,091           15,411           18,283
                                                           -------------    -------------    -------------    -------------
Cost of sales:
   Information services and software maintenance .......           5,154            1,488            5,684            7,004
   Software licensing (Note 5) .........................             330               95              535              538
                                                           -------------    -------------    -------------    -------------
       Total cost of sales .............................           5,484            1,583            6,219            7,542
                                                           -------------    -------------    -------------    -------------
       Gross profit ....................................           6,717            2,508            9,192           10,741
Operating expenses:
   General and administrative ..........................           3,099              799            3,195            3,653
   Marketing and client services .......................           3,595            1,208            5,216            5,925
   Research and development ............................           1,469              377            1,317            1,189
                                                           -------------    -------------    -------------    -------------
       Total operating expenses ........................           8,163            2,384            9,728           10,767
                                                           -------------    -------------    -------------    -------------
      Operating income (loss) ..........................          (1,446)             124             (536)             (26)
Other income (expense):
   Interest income .....................................              18                8               96              179
   Interest expense ....................................            (257)             (63)            (389)            (414)
   Foreign exchange gains (losses) .....................              (7)              (7)            (160)             280
   Other, net ..........................................              (1)              --               15              (98)
                                                           -------------    -------------    -------------    -------------
       Income (loss) before income taxes ...............          (1,693)              62             (974)             (79)
Income taxes ...........................................             196               --              117              188
                                                           -------------    -------------    -------------    -------------
       Net income (loss) ...............................   $      (1,889)   $          62    $      (1,091)   $        (267)
                                                           =============    =============    =============    =============

Per share (Note 12):
   Basic and diluted income (loss) per common share ....   $        (.65)   $         .02    $        (.37)   $        (.09)

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)
                                     ASSETS

                                                                         DECEMBER 31,    SEPTEMBER 30,
                                                                             2002            2001
                                                                         ------------    ------------
Current assets:
  Cash and cash equivalents ..........................................   $        864    $        905
  Short-term investments, at cost ....................................             --               3
  Receivables (Note 3):
     Trade ...........................................................          1,530           2,111
     Current portion of long-term receivables, net of unamortized
       discount ......................................................            280             469
  Work in process inventory ..........................................             97             110
  Prepayments ........................................................             42              90
                                                                         ------------    ------------
     Total current assets ............................................          2,813           3,688
Long-term receivables, net of current portion and unamortized
  discount (Note 3) ..................................................            595             539
Property and equipment, net of accumulated depreciation and
  amortization (Note 4) ..............................................            652           1,004
Capitalized product development costs, net (Note 5) ..................          1,076           1,504
Other assets .........................................................            120             161
                                                                         ------------    ------------
     Total assets ....................................................   $      5,256    $      6,896
                                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of note payable to bank (Note 6) ...................   $         --    $        350
  Accounts payable ...................................................            636             775
  Accrued liabilities (Notes 7 and 9) ................................            873           1,112
  Deferred revenue ...................................................          2,769           1,361
                                                                         ------------    ------------
     Total current liabilities .......................................          4,278           3,598
Long-term debt (Note 6) ..............................................             --             550
Noncurrent deferred revenue ..........................................            800             548
Noncurrent deferred income taxes (Note 7) ............................            118             121
Other noncurrent liabilities .........................................             --              44
                                                                         ------------    ------------
          Total liabilities ..........................................          5,196           4,861
                                                                         ------------    ------------

Commitments and contingencies (Notes 2 and 10)
Stockholders' equity (Note 9):
  Preferred Stock, $.10 par value, 1,000,000 shares authorized,
     none issued or outstanding ......................................             --              --
  Common Stock, $.05 par value, 20,000,000 shares authorized,
     2,912,000 shares issued and outstanding at December 31, 2002
     and September 30, 2001 ..........................................            146             146
  Junior Common Stock, $.05 par value, 500,000 shares authorized,
     none issued or outstanding ......................................             --              --
  Additional paid-in capital .........................................         13,145          13,145
  Accumulated deficit ................................................        (13,457)        (11,630)
  Other accumulated comprehensive income .............................            226             374
                                                                         ------------    ------------
          Total stockholders' equity .................................             60           2,035
                                                                         ------------    ------------
          Total liabilities and stockholders' equity .................   $      5,256    $      6,896
                                                                         ============    ============


          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOW (SEE ALSO NOTES 1 AND 11)


(IN THOUSANDS)

                                                                                THREE MONTHS
                                                                YEAR ENDED         ENDED          YEAR ENDED       YEAR ENDED
                                                               DECEMBER 31,     DECEMBER 31,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                    2002           2001              2001             2000
                                                               -------------    -------------    -------------    -------------
Income (loss) ..............................................   $      (1,889)   $          62    $      (1,091)   $        (267)
Adjustments to reconcile income (loss) from
     operations to cash provided by operations:
     Depreciation and amortization of property and
         equipment .........................................             357               93              308              416
     Amortization of product development costs .............             726              196              930              799
     Deferred income taxes .................................              --               --               --               35
     Loss on sale of assets ................................              --               --               (1)             (10)
     Foreign exchange gain .................................              --               --               --             (330)
Changes in assets and liabilities:
     Decrease (increase) in assets:
         Receivables .......................................           1,510             (808)           2,173            1,419
         Inventories .......................................             (61)              74              (63)              60
         Other assets ......................................              62               27                7               45
     Increase (decrease) in liabilities:
         Trade payables, accruals and other liabilities ....            (220)            (273)            (431)             (75)

         Taxes payable .....................................               9              (12)               2              (27)
         Deferred revenue ..................................           1,157              493              109             (712)
                                                               -------------    -------------    -------------    -------------
              Net cash provided (used) by
                operating activities .......................           1,651             (148)           1,943            1,353
                                                               -------------    -------------    -------------    -------------

Cash flows from investing activities:
     Purchase equipment ....................................            (126)             (24)            (148)             (83)
     Software developed for internal use ...................              --               --             (119)            (107)
     Capitalized product development costs .................            (436)             (58)            (548)          (1,095)
     Proceeds from disposition of assets ...................              --               --                1               17
                                                               -------------    -------------    -------------    -------------
             Net cash used by investing activities .........            (562)             (82)            (814)          (1,268)
                                                               -------------    -------------    -------------    -------------
Cash flows from financing activities:
     Net proceeds from bank line of credit .................              --               --               --              425
     Cash used for debt service ............................            (900)              --           (1,100)              --
     Proceeds from exercised stock options .................              --               --               --               70
                                                               -------------    -------------    -------------    -------------
             Net cash provided (used) by
               financing activities ........................            (900)              --           (1,100)             495
                                                               -------------    -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents ...........             189             (230)              29              580
Cash and cash equivalents at beginning of period ...........             675              905              876              296
                                                               -------------    -------------    -------------    -------------
Cash and cash equivalents at end of period .................   $         864    $         675    $         905    $         876
                                                               =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEAR ENDED DECEMBER 31, 2002, THREE MONTHS ENDED DECEMBER 31, 2001 AND
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


(IN THOUSANDS)


                                           COMMON STOCK                                                OTHER
                                  ------------------------------    ADDITIONAL                       ACCUMULATED         TOTAL
                                                     CARRYING         PAID-IN      ACCUMULATED      COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES          VALUE           CAPITAL        DEFICIT           INCOME            EQUITY
                                  -------------    -------------   -------------   -------------    -------------    -------------
BALANCE - SEPTEMBER 30, 1999 ..           2,849              142   $      13,079   $     (10,272)   $         764    $       3,713
COMPREHENSIVE INCOME:
  Net loss ....................              --               --              --            (267)              --             (267)
  Other accumulated compre-
    hensive income:
    Foreign currency
      translation
      adjustment ..............              --               --              --              --             (319)            (319)
TOTAL COMPREHENSIVE LOSS ......                                                                                      $        (586)
    Stock options exercised ...              63                4              66              --               --               70
                                  -------------    -------------   -------------   -------------    -------------    -------------
BALANCE - SEPTEMBER 30, 2000 ..           2,912              146          13,145         (10,539)             445            3,197
  Net loss ....................              --               --              --          (1,091)              --           (1,091)
  Other accumulated compre-
    hensive income:
    Foreign currency
      translation
      adjustment ..............              --               --              --              --              (71)             (71)
TOTAL COMPREHENSIVE LOSS ......                                                                                      $      (1,162)
                                  -------------    -------------   -------------   -------------    -------------    -------------
BALANCE - SEPTEMBER 30, 2001 ..           2,912              146          13,145         (11,630)             374            2,035
  Net income ..................              --               --              --              62               --               62
  Other accumulated compre-
    hensive income:
    Foreign currency
      translation
      adjustment ..............              --               --              --              --               (2)              (2)
TOTAL COMPREHENSIVE INCOME ....                                                                                      $          60
                                  -------------    -------------   -------------   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2001 ...           2,912              146          13,145         (11,568)             372            2,095
  Net loss ....................              --               --                          (1,889)                           (1,889)
  Other accumulated compre-
    hensive income:
    Foreign currency
      translation
      adjustment ..............              --               --              --              --             (146)            (146)
TOTAL COMPREHENSIVE LOSS ......                                                                                      $      (2,035)
                                  -------------    -------------   -------------   -------------    -------------    -------------
BALANCE - DECEMBER 31, 2002 ...           2,912    $         146   $      13,145   $     (13,457)   $         226    $          60
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

                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Nature of Operations: MPSI Systems Inc. is a United States-based, multinational corporation whose principal line of business is providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks. The Company markets its products and services in North America, the Pacific Rim, Latin America, Europe and South Africa through a direct sales force located in various foreign countries. As discussed more fully in Note 8, over 41% of consolidated revenues are generated from foreign customers, and portions of such revenues are billed in foreign currencies. Most of the Company's business comes from the petroleum industry, including several customers who individually account for a significant portion of consolidated revenues. Services are also provided for clients in the banking, convenience food, quick service restaurant and government postal industries. All software development and substantially all of the information database preparation are performed at the Company's headquarters facility in Tulsa, Oklahoma.

    Change of Fiscal Year: In October 2001, the Company's Board of Directors authorized a change in MPSI's fiscal year from the traditional September 30 to December 31. Accordingly, these financial statements include the audited transition period from October 1, 2001 to December 31, 2001.

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

     The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee's Statement of Position 97-2 ("SOP 97-2") entitled "Software Revenue Recognition" (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, the Company recognizes revenue on multi-year software license agreements ratably over the life of the arrangement.

     Revenue is recognized when the Company has no remaining obligations under the software license and maintenance contracts other than providing post-contract customer support services related to the maintenance portion of the contract and performance obligations under any optional and separately priced training or consulting arrangements. Maintenance revenues are recognized ratably over the term of the contracts as the post-contract customer support services are provided and the related costs incurred are recognized. Optional training and consulting represents service transaction on which revenue and expense are recognized when the earnings process is substantially complete.

     Beginning in fiscal 2001, MPSI changed its software licensing and maintenance contracting methods. Following the change, most software products are perpetually licensed in a fashion that mandates up-front payment of the license fees. Maintenance is an optional annual commitment by clients who wish to obtain future upgrades without additional cost. This change in licensing did not materially impact fiscal 2001.

     Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

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

     The annual amortization of software products is computed on a product-by-product basis and is the greater of the amount determined using (1) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (2) the straight-line method over the remaining economic life of the product. Historically, the straight-line method has resulted in a greater amount of amortization in each accounting period and has, therefore, been the basis for amortization in the current period and in prior periods. Amortization starts when a product is available for general release to customers and is reflected in cost of sales - software licensing.

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

     Foreign Currency Translation: Assets and liabilities of the Company's foreign operations, except Brazil, are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Exchange differences from these translations are included in other comprehensive income. Where amounts denominated in a foreign currency are, or are expected to be, converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations. Brazil transactions and accounting records are maintained in U.S. Dollar equivalents. During fiscal 2000, the Company substantially liquidated its Australian subsidiary and reported the net effect of accumulated translation adjustments of $330,000 in other income. When final closure is achieved in 2003 for the Brazil and Singapore offices, the effect on net income will include an accumulated translation adjustment.

     Advertising: Costs of advertising were $65,000, $147,000, and $292,000 in fiscal years ended December 31, 2002, September 30, 2001 and September 30, 2000, respectively, and $53,000 for the three months ended December 31, 2001, and are expensed as incurred.

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

     Stock-Based Compensation: At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         THREE MONTHS
                                        YEAR ENDED          ENDED          YEAR ENDED         YEAR ENDED
                                        DECEMBER 31,     DECEMBER 31,      SEPTEMBER 30,     SEPTEMBER 30,
                                           2002             2001              2001              2000
                                      --------------    --------------    --------------    --------------
Net income (loss), as reported        $   (1,889,000)   $       62,000    $   (1,091,000)   $     (267,000)

Deduct:  Total stock-based employee
     compensation expense deter-
     mined under fair value based
     method for all awards net of
     related tax effects                      (2,000)           (1,000)          (27,000)          (46,000)

Pro Forma net income (loss)           $   (1,891,000)   $       61,000    $   (1,118,000)   $     (313,000)
Income (loss) per share:
     Basic and diluted, as reported             (.65)              .02              (.37)             (.09)
     Basic and diluted, pro forma               (.65)              .02              (.38)             (.11)

    Pro forma information regarding net income and earnings per share has been estimated at the date of the grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of the grants with the following average assumptions: expected life of the stock options 4 years; volatility of the expected market price of the Company's common stock price of 123% in 2000; risk-free interest rate of 5.73% in 2000 and a no-dividend yield. There were no grants issued in the fiscal year ended September 30, 2001, three months ended December 31, 2001 or fiscal year ended December 31, 2002.

    New Accounting Pronouncements: The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets, and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. At December 31, 2002 and September 30, 2001, the Company did not have any recorded goodwill or intangible assets.

    In August 2001, the FASB issued SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and APB Opinion No. 30, Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently occurring Events And Transactions. SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

    In June 2002, the FASB issued SFAS No. 146, Accounting For Costs Associated With Exit Or Disposal Activities. This standard requires entities to recognize a liability, at its fair value, associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 applies to exit or disposal activities initiated after December 31, 2002.

--------------------------------------------------------------------------------

2.  LIQUIDITY AND MANAGEMENT'S PLAN

    In 2002, MPSI produced $1,651,000 of cash flow from operations and achieved a significant milestone by using this cash flow, in part, to eliminate the remaining $900,000 of its bank debt. However, the Company also incurred a net loss of $1,889,000, which reduced stockholders' equity to $60,000 and, when combined with the debt liquidation, has contributed to a working capital deficit of $1,465,000. The operating losses in 2002 and 2001 are indicative of very unsettled economic conditions generally and to the effects of such conditions on the petroleum convenience retailing customers that provide most of MPSI's annual revenues.

     MPSI's revenues have declined over the past several years due mainly to (a) poor retail petroleum margins limiting discretionary spending in several key geographies which the Company serves, (b) the consolidation of the oil and gas industry and the resulting loss of customers, and (c) the emergence of lower cost, albeit lower service quality competitors. Management has responded during 2002 and 2001 by re-engineering products and services to be more flexible in meeting the needs of a more diverse customer base. Management has also acted to conserve liquidity by closing certain offices, reducing employee costs and controlling research and development expenditures.

     Despite these actions, the depth and duration of economic pressures on MPSI's primary customers has continued the negative trends in orders and revenues through 2002 and will likely impact at least the first half of 2003. Subsequent to December 31, 2002 and in response to the potential continuation into fiscal 2003 of lower than traditional orders and revenues, management implemented new programs designed to allow the Company to better match operating costs with revenue.

     In order to position the Company to increase its revenues, management reorganized a portion of its sales force to target new customer segments within the retail petroleum sector, which customer segments had only been served passively by the Company heretofore. Although the average unit sale from the new target customers will likely be smaller, the number of potential customers far exceeds the market sector the Company presently serves. This partial shift in customer focus should not require any substantial product re-tooling.

    In order to give the Company time to ramp up revenue from both traditional and new customer targets, in March 2003 MPSI initiated a reduction in operating costs expected to save approximately $1.8 million annually ($1.3 million over the remaining nine months of fiscal 2003). MPSI's ability to continue delivering high quality retail technology and services has not been diminished. The Company is further reviewing its investment in fixed facilities and equipment in order to increase the savings.

    Management's plan is intended to produce revenues at a level comparable to 2002, while cutting costs significantly with the objective of returning MPSI to profitability. Achievement of this plan depends on the accomplishment of matters within and outside MPSI's control, including the strength of the economy and the timing of customer decisions. There is risk that adverse economic conditions could persist to the point where management's plan cannot overturn the recent trends.

--------------------------------------------------------------------------------
3.  RECEIVABLES:

    Trade accounts receivable include unbilled amounts of $156,000 and $400,000 at December 31, 2002 and September 30, 2001, respectively. These amounts represent market study revenues recognized under the percentage-of-completion method in excess of amounts billed and will generally be billable during the succeeding twelve months upon completion of the respective studies.

    Current and noncurrent receivables also include unbilled amounts of $875,000 at December 31, 2002 and $1,030,000 at September 30, 2001 (before present value discount and excluding $181,000 and $108,000 which had been billed at December 31, 2002 and September 30, 2001, respectively) related to multi-year software license and maintenance agreements. Since these agreements contain annual installment billing provisions, the unbilled receivable balance for some contracts is as much as four years' future annual billings. Of the December 31, 2002 unbilled amounts, $341,000 (compared with $519,000 at September 30, 2001) will be billed in the succeeding twelve months, and the remainder will be billed thereafter at such future dates as are specified in the respective contracts. The portion of such future billings related to software and maintenance services not yet performed is offset by corresponding amounts in deferred revenue. The current portions of long-term receivables are reduced by unamortized present value discount of $1,000 and $20,000 at December 31, 2002 and September 30, 2001, respectively. Noncurrent long-term receivables are reduced by unamortized present value discount in the amount of $0 and $2,000 at December 31, 2002 and September 30, 2001, respectively. The present value discount is imputed based upon the New York prime rate on the effective date of each agreement. Interest income related to these agreements was $14,000, $66,000, and $149,000 in fiscal years ended December 31, 2002, September 30, 2001, and September 30, 2000, respectively, and $5,000 for the three months ended December 31, 2001.

    A significant portion of the Company's business activity is with the major multinational oil companies. At December 31, 2002, 93% ($2,245,000) of the Company's receivables (before present value discounts) were from petroleum clients ($2,979,000 or 95% at September 30, 2001). The receivable portfolio is well diversified geographically which tends to mitigate the potential impact of fluctuations in petroleum activities which may otherwise result if receivables were confined to a particular geographic area. Software license agreements are payable over several years (generally five-year agreements) and are expected to be paid from operating cash flows of the customers. The Company does not require collateral or other security to support these contractual receivables. The carrying value of long-term receivables, net of unearned discount, approximates market value.

--------------------------------------------------------------------------------
4.  PROPERTY AND EQUIPMENT:

    Property and equipment consists of:


                                                     USEFUL LIFE   DECEMBER 31,    SEPTEMBER 30,
                                                      IN YEARS         2002            2001
                                                     -----------   ------------    ------------
Leasehold improvements ...........................     Various     $    150,000    $    150,000
Computer equipment and
     internal-use software .......................       4-5          2,520,000       4,495,000
Office furnishings and equipment .................      3-10            513,000         905,000
                                                                   ------------    ------------
                                                                      3,183,000       5,550,000
Accumulated depreciation and
     amortization ................................                   (2,531,000)     (4,546,000)
                                                                   ------------    ------------

          Net property and equipment .............                 $    652,000    $  1,004,000
                                                                   ============    ============

    The provision for depreciation and amortization was $357,000, $308,000, and $416,000 for the years ended December 31, 2002, September 30, 2001, and September 30, 2000, respectively, and $93,000 for the three months ended December 31, 2001. At December 31, 2002, fully depreciated assets with an aggregate original cost of approximately $3,448,000 remain in use.

--------------------------------------------------------------------------------
5.  CAPITALIZED PRODUCT DEVELOPMENT COSTS:

                                                       DECEMBER 31,      SEPTEMBER 30,
                                                          2002               2001
                                                     ---------------    ---------------
Software held for resale .........................   $ 6,709,000,000    $     6,215,000
U.S. geographic database .........................         1,187,000          1,187,000
                                                     ---------------    ---------------

     Total capitalized costs .....................   $     7,896,000    $     7,402,000
Accumulated amortization .........................        (6,820,000)        (5,898,000)
                                                     ---------------    ---------------

     Net capitalized product development costs ...   $     1,076,000    $     1,504,000
                                                     ===============    ===============

    Amortization of capitalized product development costs is generally based upon useful lives of 18 to 36 months. The provision for amortization totaling $726,000, $930,000, and $799,000 for the fiscal years ended December 31, 2002,
September 30, 2001 and September 30, 2000, respectively, and $196,000 for the three months ended December 31, 2001, is reflected in cost of sales-software licensing (fiscal years 2002 - $330,000, 2001 - $534,000, and 2000 - $535,000, and $97,000 for the three months ended December 31, 2001) and cost of sales-information services and software maintenance (fiscal years 2002 - $396,000, 2001 - $396,000 and 2000 - $264,000, and $99,000 for the three months ended December 31, 2001). Based upon current sales forecasts, capitalized product development costs are projected to be recoverable. However, these sales forecasts are subject to certain vulnerabilities which could potentially affect the recoverability of those costs.

--------------------------------------------------------------------------------
6.  NOTE PAYABLE TO BANK:

     At December 31, 2002, the Company had fully liquidated the long-term debt to Bank of America. At September 30, 2001, the Company owed $900,000 to Bank of America under a revolving line of credit arrangement secured by accounts and contracts receivable, general intangibles, and certain cash accounts. In November 2002, the Company made the final payment and completed a debt liquidation objective initiated in 2000.

--------------------------------------------------------------------------------
7.  INCOME TAXES:

                                                           THREE MONTHS
                                             YEAR ENDED       ENDED         YEAR ENDED       YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,    SEPTEMBER 30,   SEPTEMBER 30,
                                                2002           2001            2001             2000
                                            ------------   -------------    ------------    -------------
Income (loss) before income taxes:
  Domestic ..............................   $ (1,449,000)   $     72,000    $   (527,000)   $    (18,000)
  Foreign ...............................       (244,000)        (10,000)       (447,000)        (61,000)
                                            ------------    ------------    ------------    ------------
          Total .........................     (1,693,000)         62,000        (974,000)   $    (79,000)
                                            ============    ============    ============    ============
Income taxes (benefits):
  Current:
     Federal ............................   $         --    $     10,000    $     12,000    $      4,000
     State ..............................             --              --           2,000         (34,000)
     Foreign ............................        193,000          (4,000)        103,000         183,000
                                            ------------    ------------    ------------    ------------
          Current income taxes ..........        193,000           6,000         117,000         153,000
  Deferred:
     Federal ............................         (3,000)         (6,000)             --          35,000
     State ..............................             --              --              --              --
     Foreign ............................          6,000              --              --              --
                                            ------------    ------------    ------------    ------------
          Deferred income taxes .........          3,000          (6,000)             --          35,000
                                            ------------    ------------    ------------    ------------
               Provision for total income
                 taxes ..................   $    196,000    $         --    $    117,000    $    188,000
                                            ============    ============    ============    ============

    A reconciliation of the provision for income taxes at the applicable Federal statutory income tax rate to the actual provision for income taxes follows:

                                                              THREE MONTHS
                                             YEAR ENDED          ENDED            YEAR ENDED          YEAR ENDED
                                            DECEMBER 31,       DECEMBER 31,      SEPTEMBER 30,       SEPTEMBER 30,
                                               2002               2001              2001                 2000
                                           -------------      -------------      -------------      -------------
Expense (benefit) at statutory rate ..     $    (576,000)     $      11,000      $    (341,000)     $     (28,000)
Foreign income taxes, net ............           193,000             (4,000)            89,000            213,000
State income taxes ...................                --                 --              2,000            (34,000)
Expiration of foreign NOL ............           938,000                 --                 --                 --
Increase (decrease) in valuation
    allowance ........................          (501,000)          (101,000)           268,000            211,000
Other, net ...........................           142,000             94,000             99,000           (174,000)
                                           -------------      -------------      -------------      -------------
    Income taxes (benefit) ...........     $     196,000      $          --      $     117,000      $     188,000
                                           =============      =============      =============      =============

    Income taxes of $43,000 were payable at December 31, 2002 ($45,000 payable at December 31, 2001 and $14,000 payable at September 30, 2001). The Company does not accrue income taxes on undistributed earnings of certain foreign subsidiaries which are permanently invested. At December 31, 2002, December 31, 2001 and September 30, 2001, the amount of undistributed earnings for which taxes have not been accrued was insignificant.

    At December 31, 2002, the Company has foreign tax credits of $341,000 which expire between 2003 and 2005. The Company also has minimum tax credits of $213,000 which carry forward indefinitely. At December 31, 2002, certain foreign subsidiaries have net operating loss carryforwards of approximately $5,099,000 which may be utilized in future years.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       DECEMBER 31,     SEPTEMBER 30,
                                                          2002               2001
                                                     ---------------   ---------------
Deferred tax liabilities:
   Software revenue ..............................   $       474,000   $       745,000
   Depreciation ..................................            53,000           103,000
   Other .........................................            35,000           121,000
                                                     ---------------   ---------------
          Total deferred tax liabilities .........           562,000           969,000
                                                     ---------------   ---------------
Deferred tax assets:
   Accrued liabilities and other miscellaneous
     items .......................................           173,000           277,000
   U.S. and foreign loss carryforwards ...........         2,371,000         3,176,000
   U.S. tax credit carryforwards .................           343,000           440,000
                                                     ---------------   ---------------
          Total deferred tax assets ..............         2,887,000         3,893,000
Valuation allowance for deferred tax assets ......         2,443,000         3,045,000
                                                     ---------------   ---------------
          Net deferred tax assets ................           444,000           848,000
                                                     ---------------   ---------------
               Net deferred tax liabilities ......   $       118,000   $       121,000
                                                     ===============   ===============

    Utilization of the Company's tax credit and loss carryforwards is dependent on realizing taxable income in the appropriate tax jurisdiction. Deferred tax assets for these carryforwards have been reduced by the valuation allowance to an amount that is more likely than not to be realized.

--------------------------------------------------------------------------------
8.  BUSINESS SEGMENT AND REVENUE FROM MAJOR CUSTOMERS:

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

    Information on segments and a reconciliation to income before taxes are as follows:


                                                                       SEGMENTS
                                           ----------------------------------------------------------------
                                            CONVENIENCE                       BUSINESS
                                             RETAILING         PRICING       DEVELOPMENT          TOTAL
                                           -------------    -------------    -------------    -------------
YEAR ENDED DECEMBER 31, 2002
Revenues:
    Information services and
       software maintenance ............   $   9,909,000    $   1,566,000    $     347,000    $  11,822,000
    Software licensing .................         379,000               --               --          379,000
                                           -------------    -------------    -------------    -------------
         Total revenues ................   $  10,288,000    $   1,566,000    $     347,000    $  12,201,000
                                           =============    =============    =============    =============

    Operating income (loss) ............   $    (465,000)   $    (486,000)   $    (495,000)   $  (1,446,000)
                                           =============    =============    =============
    Other income (expense) .............                                                           (247,000)
                                                                                              -------------
    Income before income tax ...........                                                      $  (1,693,000)
    Amortization of capitalized
         product development costs .....   $     195,000    $      96,000    $      39,000    $     330,000
    Amortization of U.S. geographic
         database ......................              --               --          396,000          396,000
    Depreciation .......................         321,000           18,000           18,000          357,000
    Identifiable assets ................       5,256,000               --               --        5,256,000
    Additions to long-lived assets .....         126,000               --               --          126,000
THREE MONTHS ENDED DECEMBER 31, 2001
Revenues:
    Information services and
       software maintenance ............   $   3,369,000    $     627,000    $      72,000    $   4,068,000
    Software licensing .................          23,000               --               --           23,000
                                           -------------    -------------    -------------    -------------
         Total revenues ................   $   3,392,000    $     627,000    $      72,000    $   4,091,000
                                           =============    =============    =============    =============

    Operating income (loss) ............   $     491,000    $    (156,000)   $    (211,000)   $     124,000
                                           =============    =============    =============
    Other expense ......................                                                            (62,000)
                                                                                              -------------
    Loss before income tax .............                                                      $      62,000
    Amortization of capitalized
         product development costs .....   $      75,000    $          --    $      20,000    $      95,000
    Amortization of U.S.
         geographic database ...........              --               --           99,000           99,000
    Depreciation .......................          74,000           13,000            6,000           93,000
    Identifiable assets ................       7,165,000               --               --        7,165,000
    Additions to long-lived assets .....          24,000               --               --           24,000
YEAR ENDED SEPTEMBER 30, 2001
Revenues:
    Information services and
       software maintenance ............   $  12,788,000    $   2,089,000    $     427,000    $  15,304,000
    Software licensing .................          69,000           22,000           16,000          107,000
                                           -------------    -------------    -------------    -------------
         Total revenues ................   $  12,857,000    $   2,111,000    $     443,000    $  15,411,000
                                           =============    =============    =============    =============

    Operating income (loss) ............   $     591,000    $    (408,000)   $    (719,000)   $    (536,000)
                                           =============    =============    =============
    Other expense ......................                                                           (438,000)
                                                                                              -------------
    Loss before income tax .............                                                      $    (974,000)
    Amortization of capitalized
         product development costs .....   $     381,000    $      48,000    $     105,000    $     534,000
    Amortization of U.S.
         geographic database ...........              --               --          396,000          396,000
    Depreciation .......................         278,000           15,000           15,000          308,000
    Identifiable assets ................       6,896,000               --               --        6,896,000
    Additions to long-lived assets .....         267,000               --               --          267,000

                                                                      SEGMENTS
                                          ---------------------------------------------------------------
                                           CONVENIENCE                       BUSINESS
                                            RETAILING         PRICING       DEVELOPMENT        TOTAL
                                          -------------    -------------   -------------    -------------
YEAR ENDED SEPTEMBER 30, 2000 Revenues:
    Information services and
       software maintenance ...........   $  15,281,000    $   1,950,000   $     737,000    $  17,968,000
    Software licensing ................          56,000          258,000           1,000          315,000
                                          -------------    -------------   -------------    -------------
         Total revenues ...............   $  15,337,000    $   2,208,000   $     738,000    $  18,283,000
                                          =============    =============   =============    =============

    Operating income (loss) ...........   $   1,907,000    $     114,000   $  (2,047,000)   $     (26,000)
                                          =============    =============   =============    =============
    Other income (expense) ............                                                           (53,000)
                                                                                            -------------
    Loss before income tax ............                                                     $     (79,000)
    Amortization of capitalized
         software development costs ...   $     482,000    $      11,000   $      42,000    $     535,000
    Amortization of U.S.
         geographic database ..........              --               --         264,000          264,000
    Depreciation ......................         374,000           21,000          21,000          416,000
    Identifiable assets ...............       9,603,000               --              --        9,603,000
    Additions to long-lived assets ....         190,000               --              --          190,000

    The Company's principal production facility in the United States is supported by satellite facilities in England, Japan, South Africa, South Korea, and China. The following table sets forth the revenues by each of the Company's primary production centers, export sales from the United States and long-lived assets.

                                                 YEAR ENDED       THREE MONTHS             YEARS ENDED
                                                DECEMBER 31,     ENDED DEC. 31,    SEPTEMBER 30,     SEPTEMBER 30,
                                                   2002              2001              2001               2000
                                               -------------     -------------     -------------     -------------
Revenues from external customers:
    United States ........................     $  11,524,000     $   3,786,000     $  14,907,000     $  17,606,000
    Europe ...............................           539,000           298,000           277,000           243,000
    South America ........................           138,000             7,000           227,000           434,000
                                               -------------     -------------     -------------     -------------
Total revenues ...........................     $  12,201,000     $   4,091,000     $  15,411,000     $  18,283,000

Export sales from the United States:
    Canada ...............................     $     194,000     $     240,000     $     289,000     $     587,000
    Central America ......................           737,000           160,000           320,000            52,000
    South America ........................           129,000            30,000           463,000           360,000
    Europe ...............................           581,000           157,000           766,000           185,000
    Asia/Pacific Rim .....................         2,535,000           728,000         4,896,000         5,703,000
    Africa ...............................           229,000            12,000           340,000           837,000
                                               -------------     -------------     -------------     -------------
Total export sales .......................     $   4,405,000     $   1,327,000     $   7,074,000     $   7,724,000
                                               =============     =============     =============     =============


Long-lived assets:
    United States ........................     $   2,353,000     $   2,812,000     $   3,021,000     $   3,756,000
    Foreign offices ......................            90,000           173,000           187,000           257,000
                                               -------------     -------------     -------------     -------------
Total long-lived assets ..................     $   2,443,000     $   2,985,000     $   3,208,000     $   4,013,000
                                               =============     =============     =============     =============

    More than 97% of total revenues from continuing operations were derived from the petroleum industry during each of the years ended December 31, 2002, September 30, 2001, and September 30, 2000. Individual customers accounted for MPSI revenues that were in excess of 10% of consolidated revenues in those years as follows (in millions of dollars):

                                    YEAR ENDED            THREE MOS ENDED             YEAR ENDED                 YEAR ENDED
                                    DECEMBER 31,            DECEMBER 31,             SEPTEMBER 30,              SEPTEMBER 30,
                                        2002                    2001                      2001                      2000
                              ---------------------     ---------------------     ---------------------     ---------------------
                                 AMOUNT         %         AMOUNT          %          AMOUNT          %         AMOUNT         %
                              ------------     ----     ------------     ----     ------------     ----     ------------     ----
ExxonMobil ..............     $        1.7       14     $        0.6       14     $        4.5       29     $        4.6       25
BP Amoco ................              2.0       16              0.6       14                *        *              2.6       14
Nisseki-Mitsubishi ......                *        *                *        *              1.6       11                *        *

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

--------------------------------------------------------------------------------
9.  EMPLOYEE BENEFITS:

    Under an employee stock ownership and investment plan, all qualifying U.S. employees may contribute up to 75% but not to exceed IRS maximum contribution limitation of their annual earnings. Subject to certain limitations, the Company will contribute in cash or Common Stock an amount equal to but not less than 50% or more than 100% of a participant's salary deferral contributions that are not in excess of 6% of the participant's earnings for the year. Contributions may be invested in various equity or fixed-income funds. The Company recorded expense related to its matching contribution of $112,000, $123,000, and $138,000 in the fiscal years ended December 31, 2002, September 30, 2001 and September 30, 2000, respectively, and $28,000 for the three months ended December 31, 2001. At December 31, 2002 and September 30, 2001, the Company had accrued $128,000 and $238,000, respectively, of liabilities for matching contributions to the 401(k) plan (which in the case of September 30, 2001, included the unfunded matching contribution of $109,000 for the Plan year ended December 31, 2001 and $129,000 for the Plan year ended December 31, 2000). During fiscal year 2001, the Company liquidated its matching contribution liability for the Plan year ended December 31, 1999 in cash. The matching contribution for Plan year 2000 was paid before December 31, 2001 and the matching contribution for Plan year 2001 was paid before December 31, 2002.

    The Company has reserved 750,000 shares under a 1998 stock plan. Options of 52,000 are outstanding under the 1998 plan, expire from 2003 to 2005, and also vest one-third annually over a three-year period.

    A summary of the Company's stock option activity and related information for the year ended December 31, 2002, three months ended December 31, 2001 and years ended September 30, 2001 and September 30, 2000 follows:

                                                               WEIGHTED-AVERAGE
                                          OPTIONS               EXERCISE PRICE           EXERCISABLE
                                      ---------------          ----------------        ---------------
AT SEPTEMBER 30, 1999 .......                 266,452                     3.31                 141,952
    Granted .................                  13,000                     1.17
    Exercised ...............                 (61,900)                    1.11
    Forfeited ...............                 (28,900)                    4.53
    Expired .................                 (21,051)                    3.00
AT SEPTEMBER 30, 2000 .......                 167,601                     3.79                 116,066
    Granted .................                      --                       --
    Exercised ...............                      --                       --
    Forfeited ...............                  (4,000)                    2.02
    Expired .................                 (94,101)                    5.40
AT SEPTEMBER 30, 2001 .......                  69,500                     1.73                  42,998
    Granted .................                      --                       --
    Exercised ...............                      --                       --
    Forfeited ...............                  (3,000)                    2.19
    Expired .................                      --                       --
AT DECEMBER 31, 2001 ........                  66,500                     1.69                  58,133
    Granted .................                      --                       --
    Exercised ...............                      --                       --
    Forfeited ...............                 (12,000)                    2.19
    Expired .................                  (3,000)                    3.25
AT DECEMBER 31, 2002 ........                  51,500                     1.50                  48,166

    The weighted average grant date fair value for options granted during 2000 was $1.16.

    The following table summarizes information about stock options outstanding as of December 31, 2002:

                                                                Weighted                            Weighted
                                              Weighted          average                             average
                           Number of          average        exercise price      Number of       exercise price
  Range of exercise         options        remaining life      of options         options       of exerciseable
        prices            outstanding         in years        outstanding       exerciseable        options
  -----------------       -----------      --------------    --------------     ------------    ---------------
      $1.00 to $2.50        51,500              1.46              $1.50             48,166            $1.16

    The Company had accruals of $15,000 at December 31, 2002 ($50,000 at September 30, 2001); in connection with incentive award programs for certain employees. The awards were accrued based upon the Company's achievement of certain revenue and operating income objectives and the respective contributions of certain employees to the achievement of those objectives.

    At December 31, 2002 and September 30, 2001, the Company had accrued $326,000 and $442,000, respectively, related to employee vacations earned but not yet taken.

--------------------------------------------------------------------------------
10. COMMITMENTS AND CONTINGENCIES:

    The Company leases office space and equipment under various agreements, substantially all of which have been accounted for as operating leases. Rental expense, including the leases described above, of $788,000 was recorded during the year ended December 31, 2002 ($1,032,000 in 2001 and $1,123,000 in 2000, and
$204,000 for the three months ended December 31, 2001). Aggregate future rentals under these commitments are as follows: 2003 -- $656,000, 2004 -- $278, 000, 2005 -- $11,000, 2006 -- $1,000, 2007 -- $1,000 and thereafter -- $0.

--------------------------------------------------------------------------------
11. SUPPLEMENTAL CASH FLOW INFORMATION:

    The Company paid interest of $257,000 during fiscal year ended December 31, 2002, $389,000 and $414,000 during fiscal years ended September 30, 2001 and 2000, respectively, and $63,000 for the three months ended December 31, 2001. Income taxes of $194,000, $114,000, and $179,000 were paid during fiscal years 2002, 2001, and 2000, respectively, and $12,000 for the three months ended December 31, 2001.

--------------------------------------------------------------------------------
12. BASIC AND DILUTED EARNINGS PER SHARE:


    The following sets forth the computation of basic and diluted earnings
(loss) per share for the year ended December 31, 2002, three months ended December 31, 2001 and years ended September 30, 2001 and September 30, 2000:

                                                                       THREE MONTHS
                                                YEAR ENDED                ENDED                YEAR ENDED              YEAR ENDED
                                               DECEMBER 31,            DECEMBER 31,          SEPTEMBER 30,           SEPTEMBER 30,
In thousands (except per share data):              2002                    2001                   2001                    2000
                                              --------------          --------------         --------------          --------------
Net income (loss): ..................         $       (1,889)         $           62         $       (1,091)         $         (267)
Basic and diluted weighted-average
     shares .........................                  2,912                   2,912                  2,912                   2,886
Basic and diluted income (loss)
     per common share ...............         $         (.65)         $          .02         $         (.37)         $         (.09)
                                              --------------          --------------         --------------          --------------

     Exercisable antidilutive options for 48,000 and 43,000 shares were outstanding at December 31, 2002 and September 30, 2001, respectively.

--------------------------------------------------------------------------------
13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                  1ST               2ND              3RD               4TH
                                                QUARTER           QUARTER          QUARTER           QUARTER
                                             ------------      ------------      ------------      ------------
           DECEMBER 31, 2002

Revenues ...............................     $  4,023,000      $  3,060,000      $  1,686,000      $  3,432,000
Gross profit ...........................        2,363,000         1,764,000           648,000         1,942,000
Income taxes ...........................           61,000            44,000            15,000            76,000
Net income (loss) ......................         (126,000)         (659,000)       (1,222,000)          118,000
Basic and diluted income (loss)
     per share .........................             (.04)             (.23)             (.42)              .04

           TRANSITION PERIOD
           DECEMBER 31, 2001

Revenues ...............................     $  4,091,000
Gross profit ...........................        2,508,000
Income  taxes ..........................               --
Net income (loss) ......................           62,000
Basic and diluted net income
     (loss) per share ..................              .02

          SEPTEMBER 30, 2001

Revenues ...............................     $  4,087,000      $  3,871,000      $  3,505,000      $  3,948,000
Gross profit ...........................        2,698,000         2,208,000         1,986,000         2,300,000
Income taxes ...........................            8,000            23,000            23,000            63,000
Net income (loss) ......................          123,000          (376,000)         (473,000)         (365,000)
Basic and diluted income (loss) per
share ..................................             0.04             (0.13)            (0.16)            (0.12)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective April 19, 2002, Ernst & Young LLP declined to stand for reelection as auditors of the Company. The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended September 30, 2001, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. The Company has requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated April 19, 2002 is filed as Exhibit 1 to the Company's Form 8-K filed with the SEC on April 19, 2002.

         On May 1, 2002, the Company filed a Form 8-K stating that the Audit Committee of the Board of Directors had appointed Tullius Taylor Sartain & Sartain LLP to act as the Company's independent auditors effective May 1, 2002. This appointment was ratified by a majority of the shareholders at the annual meeting held June 20, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information appearing under the caption "Directors and Executive Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2002 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Reference is made to the information appearing under the caption "Compensation of Directors and Officers" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information appearing under the caption "Stock Ownership" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2002 and is incorporated herein by reference..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to the information appearing under the caption "Certain Transactions" in the Company's Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year ended December 31, 2002 and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this report, MPSI carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. Based upon the evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that MPSI's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in MPSI's periodic SEC filings.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of such evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)    The response to this portion of ITEM 15 is submitted as a separate section of this report under ITEM 8.

       (2) The response to this portion of ITEM 15 is set forth in ITEM 15(d) below.

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

    *10.16  --  MPSI Systems Inc. Amended and Restated 1988 Stock Option
                Plan, effective November 29, 1988, filed as Exhibit 4.5 with the Company's 1994 Form S-8, File No. 0-11527.

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------

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
                0-11527.

      21.1  --  List of Subsidiaries.

      23.1  --  Consent of Independent Auditors - Current - Tullius Taylor
                Sartain & Sartain LLP.

      23.2  --  Consent of Independent Auditors - Former - Ernst & Young LLP.

      99.1  --  CEO / CFO Certifications


----------

Incorporated by reference.

(b) Form 8-K - No Form 8-K was filed by the Company during or applicable to the quarter ended December 31, 2002.

(c) Exhibits - The response to this ITEM is submitted as a separate section of this report.

(d) Financial Statement Schedules - The response to this ITEM is submitted as a separate section of this report.

    REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE - CURRENT



We have audited the consolidated financial statements of MPSI Systems Inc. and subsidiaries as of December 31, 2002 and 2001, and for the year ended December 31, 2002 and for the three-month period ended December 31, 2001, and have issued our report thereon dated April 2, 2003, (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule included in this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            TULLIUS TAYLOR SARTAIN & SARTAIN LLP



Tulsa, Oklahoma
April 2, 2003

     REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE - FORMER



We have audited the consolidated financial statements of MPSI Systems Inc. and subsidiaries as of September 30, 2001 and 2000, and for the two years in the period ended September 30, 2001, and have issued our report thereon dated February 25, 2002, (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule included in this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  ERNST & YOUNG LLP



Tulsa, Oklahoma
February 25, 2002

                                                                   SCHEDULE VIII


                       MPSI SYSTEMS INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED DECEMBER 31, 2002


              COLUMN A                         COLUMN B              COLUMN C               COLUMN D           COLUMN E
------------------------------------------   ------------   ---------------------------   ------------       ------------
                                                                     ADDITIONS
                                                            ---------------------------
                                              BALANCE AT     CHARGED TO                      OTHER             BALANCE
                                              BEGINNING      COSTS AND     REDUCTION OF   (DEDUCTIONS)        AT END OF
             DESCRIPTION                      OF PERIOD       EXPENSES       REVENUES      ADDITIONS            PERIOD
 -----------------------------------------   ------------   ------------   ------------   ------------       ------------
FOR THE YEAR ENDED SEPTEMBER 30, 2000
  Accumulated depreciation ...............   $  4,938,000   $    416,000   $         --   $   (626,000)(2)   $  4,728,000
  Accumulated amortization ...............      4,172,000        799,000             --             --          4,971,000
  Unamortized discount on software
    license agreements ...................        237,000             --             --       (149,000)(1)         88,000
FOR THE YEAR ENDED SEPTEMBER 30, 2001
  Accumulated depreciation ...............   $  4,728,000   $    308,000   $         --   $   (490,000)(2)   $  4,546,000
  Accumulated amortization ...............      4,971,000        930,000             --             --          5,901,000
  Unamortized discount on software
    license agreements ...................         88,000             --             --        (66,000)(1)         22,000
FOR THE THREE MONTHS ENDED
    DECEMBER 31, 2001
  Accumulated depreciation ...............   $  4,546,000   $     93,000   $         --   $    (42,000)(2)   $  4,597,000
  Accumulated amortization ...............      5,901,000        193,000             --             --          6,094,000
  Unamortized discount on software
    license agreements ...................         22,000             --             --        (21,000)(1)          1,000
FOR THE YEAR ENDED DECEMBER 31, 2002
   Accumulated depreciation ..............   $  4,597,000   $    357,000   $         --   $ (2,423,000)(2)   $  2,531,000
   Accumulated amortization ..............      6,094,000        726,000             --             --          6,820,000
   Unamortized discount on software
     license agreements ..................          1,000             --             --         (1,000)(1)             --

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

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 15th day of April, 2003.

                                          MPSI SYSTEMS INC.


                                          By        /s/ Ronald G. Harper
                                             ----------------------------------
                                                      Ronald G. Harper
                                                   Chairman of the Board,
                                                     President and Chief
                                                      Executive Officer


    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.


            /s/ Ronald G. Harper                Chairman of the Board,                    April 15, 2003
---------------------------------------------   President and Chief
              Ronald G. Harper                  Executive Officer


             /s/ James C. Auten                 Vice President and Chief                  April 15, 2003
---------------------------------------------   Financial Officer
               James C. Auten


         /s/ John C. Bumgarner, Jr.             Director                                  April 15, 2003
---------------------------------------------
           John C. Bumgarner, Jr.


            /s/ Joseph C. McNay                 Director                                  April 15, 2003
---------------------------------------------
              Joseph C. McNay


            /s/ John J. McQueen                 Director                                  April 15, 2003
---------------------------------------------
              John J. McQueen


             /s/ Bryan D. Porto                 Director                                  April 15, 2003
---------------------------------------------
               Bryan D. Porto


CERTIFICATIONS


I, Ronald G. Harper, President and Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of MPSI Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003

                                                     /s/ Ronald G. Harper
                                             -----------------------------------
                                             Ronald G. Harper
                                             Chief Executive Officer

I, James C. Auten, Chief Financial Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of MPSI Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003




                                                     /s/ James C. Auten
                                             ----------------------------------
                                             James C. Auten,
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                     EXHIBIT
   -------                     -------
     21.1       -- List of Subsidiaries

     23.1       -- Consent of Independent Auditors - Current

     23.2       -- Consent of Independent Auditors - Former

     99.1       -- CEO / CFO Certifications