Form 10-K/A
period 2002-12-31
MPSI SYSTEMS INC
filed 2003-04-30
CIK 714540

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                  FORM 10-K/A

                                 AMENDMENT NO. 1
(Mark One)

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
Yes   X       No
   -------        -------

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b) Identification of directors and officers.

         The directors and executive officers of the Company are as follows:

         NAME                    AGE               POSITION
-----------------------------   ----   ---------------------------------------------

Ronald G. Harper(1)              64    Chairman of the Board of Directors,
                                       President and Chief Executive Officer
Bryan D. Porto                   53    Group Vice President, Regional Sales
Bryan D. Gross                   45    Group Vice President, Technology
Richard K. Abrams                55    Group Vice President, Regional Sales
James C. Auten                   54    Group Vice President, Chief Financial Officer
William H. Webb                  62    Gen. Mgr., Corporate Human Resources
John C. Bumgarner, Jr.(1)(2)     60    Director
Joseph C. McNay(1)(2)            68    Director
John J. McQueen(2)               81    Director

               (1) Member of the Compensation Committee

               (2) Member of the Audit Committee

               Effective October 15, 2002, Dr. David L. Huff resigned from the Company's Board of Directors after twenty years of service. Dr. Huff recently retired as a professor from the University of Texas and chose to pursue other business opportunities. His resignation is not the result of any disagreement with the Company or its management.

(c) Identification of certain significant employees.

          Not applicable.

(d) Family relationships.

          Not applicable.

(e) Business experience.

              Mr. Harper, who founded the Company in 1970, has served as its President, Chairman of the Board and Chief Executive Officer since inception.

              Mr. Porto was appointed Group Vice President of Regional Sales for the developing markets in 2002. He previously served as Group Vice President of Operations and Leveraged Diversification, Executive Vice President of MPSI's Petroleum Service Division and as Sr. Vice President - Retail Petroleum. He has served in marketing and network planning positions since joining MPSI in the Rio de Janeiro office in 1985. Mr. Porto was named to MPSI's Board of Directors in June 1998.

              Dr. Gross was appointed Group Vice President of Technology in November 1999. Prior to this position, he led the Core Product Re-engineering effort and Corporate Research activities. Dr. Gross joined MPSI in 1984 as Project Supervisor in Network Planning. He joined QuikTrip Corporation in 1991 as Manager of Statistical Research and Site Selection, returning to MPSI in 1997 as General Manager of Corporate Technology.

              Mr. Abrams was appointed Group Vice President, Regional Sales in 2001. Prior to joining MPSI in 2000 as Managing Director of Europe and Africa, he served in various executive positions with Caltex Corporation around the world. Mr. Abrams currently resides in Bristol, England.

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

              Mr. Bumgarner recently retired from Williams Communications where he served as Chief Operating Officer. Prior to that, he served as Sr. Vice President of Corporate Development and Planning for The Williams Companies and President of Williams International. He is also a director of Energy Partners, Ltd. and James River Coal Company. He has served on MPSI's Board since 1982.

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

ITEM 11. EXECUTIVE COMPENSATION

          Summary Compensation Table. The following table summarizes the compensation paid over the last three completed fiscal years to the Company's CEO and the other executive officers of the Company who received compensation of $100,000 or more during the fiscal year ended December 31, 2002:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                               -------------------------------
                                                     ANNUAL COMPENSATION               AWARDS         PAYOUTS
                                               ------------------------------  --------------------   --------
                                                                      OTHER                                        ALL
                                                                      ANNUAL                                      OTHER
                                                                      COMPEN-  RESTRICTED               LTIP      COMPEN-
            NAME AND                            SALARY      BONUS     SATION     STOCK     OPTIONS/   PAYOUTS     SATION
       PRINCIPAL POSITION              YEAR      ($)         ($)      ($)(1)     AWARDS    SARS (#)     ($)       ($)(2)
-------------------------------      --------  --------   --------   --------  ----------  --------   --------   --------

Ronald G. Harper ..............         2002   $231,285         --   $  9,000         --         --         --   $ 11,318
Chairman of the Board,                  2001    220,298         --      9,000         --         --         --     11,218
President & CEO                         2000    246,195         --      8,716         --         --         --      6,218

Bryan D. Porto ................         2002   $147,791         --         --         --         --         --   $  5,421
Vice President Operations and           2001    145,002         --         --         --         --         --      5,719
and Leveraged Diversification           2000    172,329         --         --         --         --         --      1,021

James C. Auten ................         2002   $107,105         --         --         --         --         --   $  2,609
Vice President Corporate Svcs           2001    105,482         --         --         --         --         --      2,774
and Chief Financial Officer             2000    114,851         --         --         --         --         --      1,021

Bryan D. Gross ................         2002   $151,315   $     --         --              $     --         --   $  5,837
Vice President Technology               2001    145,340     10,000         --         --         --         --      4,240
                                        2000    147,275         --         --         --      3,000         --        898

Richard K. Abrams .............         2002   $144,996   $     --   $  6,888   $     --         --         --   $ 13,861
Vice President Convenience              2001     95,922      4,929      6,888     10,000         --         --      5,909
Retailing                               2000     95,922         --      6,888         --         --         --      2,099

(1)  Represents automobile lease paid/auto allowance.

(2) The components of "All Other Compensation" for the fiscal years ended December 31, 2002, September 30, 2001, and September 30, 2000 include (a) Company matching contributions to the Company's 401(k) defined contribution plan (Mr. Harper--$5,100, $5,000, and $0; Mr. Porto -- $4,400, $4,698, and
     $0; Mr. Auten--$1,588, $1,753, and $0; and Dr. Gross--$4,816, $3,219, and
     $0 in 2002, 2001, and 2000, respectively); and (b) supplemental life insurance premiums paid by the Company for each of the reported fiscal years (Mr. Harper--$6, 218; Mr. Porto--$1,021; Mr. Auten--$1,021); Dr.
     Gross received $1,021, $1,021, and $898 in 2002, 2001, and 2000, respectively).

     Mr. Abrams is a citizen of the United Kingdom and participates in comparable plans --Company match for the pension plan was $9,360 in 2002 and $4,329 in 2001. Supplemental life insurance premiums paid by the Company were $4,501 in 2002, $1,580 in 2001 and $2,099 in 2000.

     Options Exercised Table. The following table sets forth information concerning each exercise of stock options by the named executive officers during the last completed fiscal year together with information concerning unexercised options held by the named executive officers:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS/SAR VALUES

            (a)            (b)          (c)                (d)                          (e)
                                                   Number of Securities
                         Shares                   Underlying Unexercised        Value of Unexercised
                        Acquired       Value      Options/SARs at FY-End      In-the-Money Options/SARs
                       on Exercise   Realized              (#)                      at FY-End ($)
Name                       (#)          ($)      Exercisable/Unexercisable    Exercisable/Unexercisable
-------------------    -----------   --------   --------------------------    --------------------------

James C. Auten              *            *               -- / --                       -- / --
Bryan D. Porto              *            *              10,000/--                      -- / --
William D. Webb             *            *               -- / --                       -- / --
Bryan D. Gross              *            *              16,000/--                      -- / --
Richard K. Abrams           *            *             6,667/3,333                     -- / --

     *None exercised during the period.

EMPLOYMENT CONTRACTS AND SEVERANCE ARRANGEMENTS

     The Company maintains a severance policy applicable to all full-time regular employees with at least one year of full-time service. Eligible employees are those who are terminated as the result of (1) a reduction of the Company's work force, (2) elimination of a job or position, (3) inability to satisfactorily perform required responsibilities, or (4) relocation of applicable Company facilities. The amount of severance paid is based upon the employee's base salary and length of service, and includes payment for vested but unused vacations and pro rated automobile allowances, if applicable. The only named executive officer who would receive aggregate severance in excess of $100,000 under the current policy is Mr. Ronald G. Harper. Mr. Harper's aggregate severance would be approximately $120,000 at December 31, 2002. Subsequently, however, in March 2003, the Company revised its severance policy for all employees. As a result of that revision, no employee is entitled to severance in excess of $100,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 31, 2003, as to shares of Common Stock beneficially owned by the directors (all of whom are nominees for another term), certain executive officers, the directors and officers of the Company as a group, and certain persons known to the Company to own beneficially more than five percent of the Common Stock. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals.

                                                                    BENEFICIAL OWNERSHIP
                                                                       OF COMMON STOCK
                                                                -----------------------------
                                                                   NUMBER           PERCENT
NAME OF COMMON STOCKHOLDER                                       OF SHARES          OF CLASS
--------------------------                                      ------------       ----------

Ronald G. Harper(2) ........................................    1,266,724(1)           43%
  4343 South 118th East Avenue
  Tulsa, Oklahoma 74146

John C. Bumgarner, Jr ......................................      205,322               7%
  2100 South Utica, Penthouse
  Tulsa, Oklahoma 74114

Joseph C. McNay ............................................      242,722               8%
  125 High Street, 29th Floor
  Boston, Massachusetts 02110

Bank of Oklahoma, N.A ......................................      284,714              10%
  P.  O. Box 2300
  Tulsa, Oklahoma 74192

RS Investment Management Co., LLC(3) .......................      225,838               8%
  388 Market Street, Suite 200
  San Francisco, California 94111

Sanford Orkin ..............................................      222,222               8%
  3414 Peachtree Road, N.E., Suite 236
  Atlanta, Georgia 30326

James C. Auten(2) ..........................................        1,854               *
Bryan D. Porto(2) ..........................................       13,902               *
Bryan D. Gross(2) ..........................................       16,893               *
Richard K. Abrams(2) .......................................        6,667               *
All officers and directors as a group (7 persons) ..........    1,754,417              60%

*  Less than 1%.

(1) Includes 138,137 shares of Common Stock held in trust for the benefit of Mr. Harper's family and 479,209 shares held in trust for the benefit of certain charities. Mr. Harper has sole voting and investment power over all of the trust shares except for 135,637 shares over which he shares investment or voting power. Mr. Harper's immediate family own 257,140 shares. Mr. Harper disclaims beneficial ownership of these trust and family-held shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February 1999, the Company obtained an exclusive license to incorporate in a new suite of products a software modeling engine, Huff 2000, developed by Dr. David L. Huff, a member of the Company's Board of Directors since 1982. Upon Dr. Huff's resignation from the Board effective October 2002, this agreement was cancelled.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive officer and the Company's Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. Based upon the evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of such evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 29th day of April 2003.

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


     /s/ Ronald G. Harper            Chairman of the Board,         April 29, 2003
------------------------------       President and Chief
       Ronald G. Harper              Executive Officer

      /s/ James C. Auten             Vice President and Chief--     April 29, 2003
------------------------------       Financial Officer
        James C. Auten

  /s/ John C. Bumgarner, Jr.         Director                       April 29, 2003
------------------------------
    John C. Bumgarner, Jr.

     /s/ Joseph C. McNay             Director                       April 29, 2003
------------------------------
       Joseph C. McNay

      /s/ John J. McQueen            Director                       April 29, 2003
------------------------------
       John J. McQueen

      /s/ Bryan D. Porto             Director                       April 29, 2003
------------------------------
        Bryan D. Porto


     The Company's proxy statement for the Annual Meeting of Stockholders to be held later this year has not yet been sent to stockholders of record. Copies of such materials will be furnished to the Commission at such time as they are sent to stockholders.

CERTIFICATIONS


I, Ronald G. Harper, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K as amended of MPSI Systems Inc.;

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


Date: April 29, 2003

                                                        /s/ Ronald G. Harper
                                                     --------------------------
                                                     Ronald G. Harper
                                                     Chief Executive Officer

I, James C. Auten, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K as amended of MPSI Systems Inc.;

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


Date: April 29, 2003


                                                         /s/ James C. Auten
                                                     --------------------------
                                                     James C. Auten,
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS

 EXHIBIT
  NUMBER                  EXHIBIT
 --------                 -------

   99.1       -- CEO/CFO Certifications