Form 10-Q
period 2003-03-31
MPSI SYSTEMS INC
filed 2003-05-21
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2003        Commission file no. 0-11527



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



               4343 South 118th East Avenue, Tulsa Oklahoma 74146
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)



Registrant's telephone number, including area code                (918) 877-6774
                                                  -----------------------------



Number of shares of common stock outstanding at March 31, 2003 -       2,911,781
                                                                ----------------

                                      INDEX



                                                                                                                Page No.
                                                                                                                --------
PART I.  FINANCIAL INFORMATION:

      Item 1 - Financial Statements:
           Condensed Consolidated Balance Sheet - March 31, 2003 .....................................             3

           Condensed Consolidated Statements of Operations - Three Months Ended
                 March 31, 2003 and 2002..............................................................             5

           Consolidated Statement of Stockholders' Equity - Three Months Ended March 31, 2003 ........             6

           Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003
                 and 2002.............................................................................             7

           Notes To Condensed Consolidated Financial Statements ......................................             8

      Item 2 - Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations ...........................................................            10

      Item 3 - Controls and Procedures................................................................            16


PART II.  OTHER INFORMATION (Including Index to Exhibits) ............................................            16

SIGNATURES      ......................................................................................            17

                          PART I. FINANCIAL INFORMATION


ITEM 1-FINANCIAL STATEMENTS


                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                                        MARCH 31,
ASSETS                                                                                                       2003
                                                                                                     ------------
                                                                                                      (UNAUDITED)

Current assets:
      Cash and cash equivalents                                                                      $    623,000
      Receivables                                                                                       1,608,000
      Other current assets                                                                                258,000
                                                                                                     ------------
                Total current assets                                                                    2,489,000

Capitalized product development costs, net                                                              1,003,000

Property and equipment, net of accumulated depreciation
           and amortization                                                                               589,000

Other assets                                                                                              549,000
                                                                                                     ------------

                Total assets (Note 3)                                                                $  4,630,000
                                                                                                     ============

See accompanying notes to condensed consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (CONT'D)


                                                                                                                       MARCH 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                                        2003
                                                                                                                  --------------
                                                                                                                     (UNAUDITED)
Current liabilities:

      Accounts payable                                                                                            $      567,000
      Accrued liabilities                                                                                                719,000
      Deferred revenue                                                                                                 2,938,000
                                                                                                                  --------------
                Total current liabilities                                                                              4,224,000

Noncurrent deferred revenue                                                                                              725,000
Other noncurrent liabilities                                                                                                  --
                                                                                                                  --------------
                Total liabilities                                                                                      4,949,000
                                                                                                                  --------------

Commitments and contingencies

Stockholders' Equity (Deficiency):
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                                                                             --

      Common Stock, $.05 par value, 20,000,000 shares authorized,
           2,912,000 shares issued and outstanding at
           March 31, 2003                                                                                                146,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                                                                             --

      Additional paid-in capital                                                                                      13,145,000

      Deficit                                                                                                        (13,981,000)

      Other accumulated comprehensive income                                                                             371,000
                                                                                                                  --------------

                Total stockholders' equity (deficiency)                                                                 (319,000)
                                                                                                                  --------------

                Total liabilities and stockholders' equity (deficiency)                                           $    4,630,000
                                                                                                                  ==============

See accompanying notes to condensed consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                     --------------------------------
                                                              2003               2002
                                                     -------------      -------------
Revenues                                             $   2,239,000      $   4,023,000

Cost of Sales                                            1,036,000          1,660,000
                                                     -------------      -------------

       Gross profit                                      1,203,000          2,363,000
                                                     -------------      -------------

Operating expenses:
    General and administrative                             540,000          1,027,000
    Marketing and client services                          790,000            929,000
    Research and development                               383,000            364,000
                                                     -------------      -------------

       Total operating expenses                          1,713,000          2,320,000
                                                     -------------      -------------

       Operating income (loss)                            (510,000)            43,000
Other income (expense)                                     (12,000)          (108,000)
                                                     -------------      -------------

       Loss before income taxes                           (522,000)           (65,000)
Provision for income taxes                                   2,000             61,000
                                                     -------------      -------------

       Net loss                                      $    (524,000)     $    (126,000)
                                                     =============      =============

Per Share:
    Basic and diluted loss per common share          $        (.18)     $        (.04)

See accompanying notes to condensed consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)


                                                                                                            OTHER
                                                     COMMON STOCK      ADDITIONAL                     ACCUMULATED           TOTAL
                                     ----------------------------         PAID-IN                   COMPREHENSIVE   STOCKHOLDERS'
                                            SHARES         AMOUNT         CAPITAL         DEFICIT          INCOME          EQUITY
                                     -------------    -----------   -------------   -------------   -------------   -------------
Balance,
    December 31, 2002                    2,912,000    $   146,000   $  13,145,000   $ (13,457,000)  $     226,000   $      60,000
    Net loss                                    --             --              --        (524,000)             --        (524,000)
    Other accumulated
        comprehensive
        income:
        Foreign currency
            translation adjustment              --             --              --              --         145,000         145,000
                                                                                                                    -------------
Total comprehensive loss                                                                                            $    (379,000)
                                     -------------    -----------   -------------   -------------   -------------   -------------
Balance,
    March 31, 2003                       2,912,000    $   146,000   $  13,145,000   $ (13,981,000)  $     371,000   $    (319,000)
                                     =============    ===========   =============   =============   =============   =============

See accompanying notes to condensed consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                  --------------------------------
                                                                                           2003               2002
                                                                                  -------------      -------------
Loss from operations                                                              $    (524,000)     $    (126,000)

Adjustments to reconcile loss from operations to cash provided by operations:
      Depreciation and amortization                                                     226,000            268,000
      Net loss on closure of foreign subsidiaries                                        28,000                 --
      Decrease (increase) in assets                                                     154,000          1,014,000
      Increase (decrease) in liabilities                                                (35,000)          (573,000)
                                                                                  -------------      -------------

           Net cash provided (used) by operating activities                            (151,000)           583,000
                                                                                  -------------      -------------

Cash flows from investing activities:
      Purchase equipment                                                                (17,000)           (31,000)
      Capitalized product development costs                                             (73,000)          (157,000)
                                                                                  -------------      -------------

           Net cash used by investing activities                                        (90,000)          (188,000)
                                                                                  -------------      -------------

Cash flows from financing activities:
      Debt repayments                                                                        --           (350,000)
                                                                                  -------------      -------------

           Net cash used by financing activities                                             --           (350,000)
                                                                                  -------------      -------------

Increase (decrease) in cash and cash equivalents                                       (241,000)            45,000

Cash and cash equivalents at beginning of period                                        864,000            675,000
                                                                                  -------------      -------------

Cash and cash equivalents at end of period                                        $     623,000      $     720,000
                                                                                  =============      =============

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL NOTES:

      Certain notes to the December 31, 2002 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the three months ended March 31, 2003. Accordingly, reference should be made to the audited consolidated financial statements at December 31, 2002.

      Revenue Recognition. Effective January 1, 2003, the Company adopted a revised method of estimating its percentage of completion for its major consulting and technology projects. In fiscal 2002 and prior periods, the Company aggregated all phases of a production project together (contractually and internally) and made its percentage of completion calculation based upon the ratio of actual costs incurred at any measurement date to total estimated costs for the project. Effective for fiscal 2003 the Company has begun to unbundle its project pricing (contractually and internally) so that individual phases of the production process are separately priced (and costed). Accordingly, the percentage of completion will be adjusted as each phase is complete and the aggregation of completed phases will represent the overall percentage of completion for the project / contract. Management has elected to make this change because it is a more conservative and accurate method of determining percentage of project completion and because this method results in financial information about internal profit centers which will be critical to performance evaluation of the production groups and to resource allocation decisions.

      In the opinion of Management, the unaudited consolidated financial statements as of March 31, 2003 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.


2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $3,000 and $124,000 during the three months ended March 31, 2003 and 2002, respectively. Income taxes of $14,000 and $63,000 were paid during the three months ended March 31, 2003 and 2002, respectively.


3.    BUSINESS SEGMENTS:

      Prior to fiscal 2003, the Company identified its operating segments based upon line of business, which resulted in three reportable segments:
      Convenience Retailing, Pricing, and Business Development. During the first quarter of fiscal 2003 the Company undertook a reorganization in connection with a reduction in force aimed at reducing monthly operating costs. That reorganization resulted in an amalgamation of resources from the three previous segments, a change in the divisional operating responsibilities and a different management focus based upon geographic operating differences and resource requirements. Product offerings, consisting of decision support modeling technology for multi-outlet convenience retailers, are essentially equivalent across all segments.

      Set forth below is certain condensed financial information presented with respect to the operational segments that shall carry forward in 2003, together with a reconciliation to loss before income taxes. These reported operational segments represent aggregations of certain information relative to operations in homogenous countries within the defined geographic segments. All revenue is from external customers as there are no inter-segment sales. Comparative information for the prior year has been restated to conform to the new segment definitions.

                                                                                              SEGMENTS
                                                              ----------------------------------------------------------------
                                                                              EUROPE / AFRICA      PACIFIC
QUARTER ENDED MARCH 31, 2003                                    AMERICAS       / MIDDLE EAST         RIM             TOTALS
----------------------------------------------------------    ------------    ---------------    ------------     ------------
Revenues .................................................    $      1,276      $        262     $        701     $      2,239

Contribution Margin ......................................    $        264      $         60     $        337     $        661

Reconciling items not allocated to operating segments:
   Corporate administration, sales
   and technology expense ................................                                                              (1,171)
   Other income (expense) ................................                                                                 (12)
                                                                                                                  ------------
   Loss before income taxes ..............................                                                        $       (522)
                                                                                                                  ============

Total assets .............................................                                                        $      4,630

                                                                              EUROPE / AFRICA      PACIFIC
QUARTER ENDED MARCH 31, 2002                                    AMERICAS       / MIDDLE EAST         RIM             TOTALS
----------------------------------------------------------    ------------   -----------------   ------------     ------------
Revenues ..................................................   $      2,475      $        555     $        993     $      4,023

Contribution Margin .......................................   $        906      $        180     $        363     $      1,449

Reconciling items not allocated to
operating segments:
   Corporate administration, sales
   and technology expense .................................                                                             (1,406)
   Other income (expense) .................................                                                               (108)
                                                                                                                  ------------
   Loss before income taxes ...............................                                                       $        (65)
                                                                                                                  ============

Total assets ..............................................                                                       $      6,112


5.    COMPREHENSIVE INCOME

      Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

      Comprehensive loss was $(379,000) and $(150,000) for the quarters ended March 31, 2003 and 2002, respectively.

ITEM 2 -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     CONSOLIDATED OPERATIONS. MPSI reported a net quarterly loss of $524,000 or $.18 per share on revenues of $2.2 million for the three months ended March 31, 2003 compared with a net loss of $126,000 or $.04 per share on revenues of $4.0 million for the comparable quarter ended March 31, 2002. The quarterly results for March 31, 2002 reflect an accrual of estimated shutdown expenses associated with the closure of the Brazil office of approximately $326,000 (a net increase of approximately $266,000 over the normal quarterly expense for that office). As set forth in the Company's recently filed Form 10-K, the negative effects of (1) poor retail petroleum margins by several multi-national oil company clients and
(2) poor economic performance in the US economy generally have plagued the Company for the last twelve months. Such factors had not yet begun to affect MPSI operations during the comparative March 31, 2002 quarter, but were evident in each quarter thereafter in fiscal 2002 and have carried over into this first quarter of 2003.

     The Company implemented cost saving measures subsequent to March 2002 including closure of certain foreign offices, reductions in force, and travel curtailment. Such actions allowed the Company to sustain its operations, but because of declining revenues, debt service (throughout 2002) and fixed costs associated with operating globally, these actions have not been sufficient to sustain positive quarterly cash flow or profits. Accordingly, in March 2003, MPSI further reduced its staffing and implemented changes in its customer targeting and sales process, both of which measures were necessary to position the Company for positive future operations. The cost restructuring brought costs into alignment with present revenue levels and with revenue projections which take into account expected economic circumstances. Further, the liquidation of all bank debt in November 2002 now allows cash flow to be utilized for future operations. This gives management more flexibility and allows the Company to quickly adjust to changing circumstances, including new business opportunities. Although it remains to be seen whether such measures are sufficient or their objectives achieved, management expects to report a better ratio of costs to revenues (even with the present depressed revenue levels) going forward.

     SEGMENT OPERATIONS. The March 2003 restructuring had the further effect of changing the way management conducts its business, allocates resources and evaluates the results. In and prior to 2002, management focused on operating segments oriented to its general lines of business. With the March 2003 restructuring, wherein staff was reduced or reassigned, the focus of management is now more directly associated with geographic regional operations. Accordingly, the financial information about operating segments henceforth shall be presented relative to three general spheres of operations: the Americas Region, the Europe/Africa/Middle East Region, and the Pacific Rim Region. Financial information for the comparative quarter ended March 31, 2002 has been restated in the financial statements to conform to this new 2003 treatment. Set forth below are commentaries concerning the principal operations of the three new operating segments:

The AMERICAS REGION. This operating region encompasses activities in North America and Latin America. Although MPSI enjoyed an upsurge in revenue and gross margin from customers in Central America over the last six months ended March 31, 2003, most of the revenue and profit potential for this region centers around activities in the US. Poor economic performance by the US economy and lower retail margins by many of MPSI's traditional petroleum company customers has resulted in very conservative retail investment over the last twelve months. As a result, MPSI's revenue in this segment has dropped $1.2 million or 48% compared with the March 31, 2002 quarter. The revenue fall-off has correspondingly decreased the Company's opportunity to leverage fixed production costs across the customer base resulting in lower gross margin percentages and contribution margin. Indeed, large petroleum retailers, historically MPSI's mainstay customers, are exploring alternative ways to "retail," including expanded dealer organizations and third-party operators. While it is not true across the board, these tactics suggest that retail decision-making may ultimately shift more in favor of smaller, more nimble petroleum / convenience retailers, which is a customer segment that MPSI has traditionally served only passively. As noted above, organizational recognition of this dynamic has been given by management as some sales, marketing and technology resources have been shifted to focus on this new and potentially significant customer segment.

The EUROPE/AFRICA/MIDDLE EAST REGION. This operating region encompasses MPSI activities in Europe, Western Asia, Africa and the Middle East. At present, most activity is concentrated in Eastern Europe and South Africa. As is the case in the US, MPSI's traditional multi-national petroleum retail customers in Europe have been increasingly conservative with their investment dollar. Some customers have chosen to reduce their retail networks via sell-off. Smaller regional or country specific petroleum retailers are taking up the slack and these "new customers" are now searching for technological assistance necessary to manage larger networks. Here again, MPSI has restructured its sales force to more directly target the national retailer while maintaining its existing multi-national customer network. However, as such restructuring and targeting efforts are recent, they have not yet been reflected in operating results for this segment, which experienced a revenue decline of $293,000 or 53% and a 10% decline in contribution margin for the quarter ended March 31, 2003 compared with the comparable quarter last year.

The PACIFIC RIM REGION. This operating region encompasses MPSI activities in Japan, Eastern Asia (including India), Southeast Asia and Australia/New Zealand. This operating segment has experienced the least fluctuation from world economic events. Additionally, although MPSI has traditionally undertaken services in favor of multi-national petroleum retailers in this region, more of MPSI's activities have traditionally centered on the large national and regional petroleum retailers. Hence, although there has been some degradation in regional revenue (down $292,000 or 29% for this segment), contribution margins have increased by 12% for the quarter ended March 31, 2003 compared with the quarter ended March 31, 2002. This is principally due to customer interest in the region for national databases in several countries, but especially in Japan where results for the quarter ended March 31, 2002 were profitable. Based largely on the coupling of web-enabled modeling technology with national databases, the Company has been able to improve results in Japan and elsewhere in this region. These projects are highly leverageable and provide the customer with a considerably broader perspective on their national markets. Activities associated with these national databases are nominally reflected in the results for the quarter ended March 31, 2003, but will be an increasing part of the production and profitability of future quarters.

    CONSOLIDATED OPERATING EXPENSES. Consolidated operating expenses were $1,713,000 for the quarter ended March 31, 2003 as compared with $2,320,000 during the same quarter last fiscal year. This net reduction of $607,000 (26%) reflects the full benefit of force reduction and office closure actions taken in 2002. (The quarter ended March 31 2002, included accrued shutdown expenses associated with the Brazil office in excess of normal operations of approximately $266,000.) In May 2002 the Company reduced its staffing in the US, and in September 2002 the Singapore office was closed in response to a shift in geographic business. Despite these fixed-cost reduction measures, the continuing decline in revenue discussed previously has made it difficult for management to adequately adjust costs. However, the carryover of continued revenue scarcity into the March 31, 2003 quarter caused management to again reduce staffing in late March 2003. Those cost saving actions did not impact the quarterly results for March 31, 2003, but are expected to save the Company approximately $1.8 million annually (approximately $1.2 million over the remaining months of 2003). These measures were taken mainly in areas of the Company with excess capacity and, accordingly, resulted in no loss of technology or customer support capabilities.

    Consolidated general and administrative expenses for the quarter ended March 31, 2002 were down $487,000 or 47% as compared to the same fiscal quarter of last year ($221,000 or 30% excluding the net effect of the Brazil office closure). The primary contributor to the decrease was reduced overhead associated with 2002 personnel reductions, foreign office realignment and decreases in incentive plan costs.

     Consolidated marketing and client service expenses for the quarter ended March 31, 2003 were down $139,000 (15%) as compared to the same fiscal quarter of last year. Consolidated marketing expenses have been reduced as a result of
(1) increased use of value-added resellers to service smaller customers, (2) reduction of marketing personnel and related foreign office requirements, and
(3) a shift in client service resources from client support (marketing expense) to revenue based projects resulting in a shift of dollars to cost of sales.

    Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter ended March 31, 2003, were up $19,000 as compared with the same fiscal period last year. This increase is a result of the mix of activities between capital development and pure research / maintenance (which costs are expensed). Total costs, including amounts capitalized for product development and maintenance of existing products decreased approximately $65,000 reflecting completion of a web-based software interface (with a third-party partner) for US customers in 2002 and in 2003 with completed development of a web-enabled version of LocationXpert software for use in the Pacific Rim. The Company continues to focus on cost reductions through new technologies which seek to produce modular products that are easier to develop, less costly to customize and maintain, and can more readily be transported to other vertical market applications.

    OTHER INCOME AND EXPENSES. Interest expense of $3,000 for the quarter ended March 31, 2003 was down from $124,000 for the comparable quarter ended March 31, 2002. The Company's bank debt of $550,000 at March 31, 2002, which is the primary source of interest expense, was liquidated in November 2002.

    The Company's operations and contract methods can result in periodic foreign exchange gains and losses. MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling ). This exposes MPSI to exchange gains or losses depending upon the periodic value of the US

Dollar relative to the respective foreign currencies. The Company experienced modest and comparable exchange gains for the quarters ended March 31, 2003 and 2002 ($10,000 and $9,000, respectively, excluding a $4,000 loss related to the closure of foreign offices in the quarter ended March 31, 2003). Although MPSI anticipates continuing exposure to exchange fluctuations from these sources, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge its foreign currency risks.

    INCOME TAXES. Income taxes were $2,000 for the quarter ended March 31, 2003 as compared to $61,000 during the comparable quarter last year. The changes in income tax are primarily due to foreign taxes withheld at the source by customers. The amount of foreign income taxes withheld can fluctuate significantly between fiscal periods based not only on the geographic areas in which the Company operates, but on the particular products and services delivered within an individual country in a given quarterly period.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's primary measure of liquidity, working capital, was a deficit of $(1,735,000) at March 31, 2003 as compared with $(258,000) at March 31, 2002.
The decrease in working capital is attributable to the revenue fall-off in the intervening twelve months as previously discussed, compounded by the necessity for the Company to divert approximately $675,000 to debt service and liquidation. Trade receivables have declined $202,000 during the quarter ended March 31, 2003 (a normal first quarter fluctuation), but represent only about 50% of the balance last March 31, 2002. Operating accounts payable and accrued liabilities have also declined ($223,000 or 15%) since December 31, 2002 reflecting reversal of certain previously accrued potential tax liabilities which will now not be realized with closure of certain foreign offices. The principal change in working capital components since March 31, 2002 has been liquidation of the Company's bank debt offset by the 123% increase in deferred revenue. The liquidation of bank debt in November 2002 allows the Company more flexibility to respond to operational needs and new business opportunities. Classified as a current liability, deferred revenue represents customer prepayments required under product delivery or service contracts for which services have not yet been provided. Of the $2,938,000 reflected in current liabilities at March 31, 2003, the Company will be required to fund production costs of approximately 50% (based on recent project costing trends). The remainder will help defray general operating expenses that will be incurred during the period of contract performance. In the absence of a bank line of credit that could provide some measure of working capital back-up, MPSI continues to deal with peaks and valleys in cash flow by adjusting payments to suppliers and other creditors as required. Assuming the Company meets with a reasonable degree of success in addressing the changing and uncertain markets, management anticipates that cash flow from operations will be sufficient to meet operating requirements in fiscal 2003.

    Liquidity remains a principal focus of management looking forward in 2003. The revenue trends of the last several years and the rise of competitors in certain regional service areas have challenged management to continually re-evaluate business strategies, resource allocations, and cost structure. Management has responded by re-engineering products to be more flexible in meeting the needs of a more diverse customer base. Management has also acted to conserve liquidity by closing certain foreign offices, reducing employee costs and controlling research and development expenditures. In late March 2003, management implemented a further reduction in force in order to better match capacity with revenue levels (see previous discussion of $1.8 million cost saving package). These measures were taken to give the Company time to ramp up revenue from both traditional and new customer targets. In order to position the Company to increase its revenues, management reorganized a portion of its sales force to target new customer segments with the retail petroleum sector, which customer segments had only been served passively by the Company heretofore. Although the average unit sale from the new target customers will likely be smaller, the number of potential customers far exceeds the multi-national market sector the Company has relied on. This partial shift in customer focus should not require any substantial product re-tooling. Management's plan is intended to produce revenues at least at a level comparable to 2002, while cutting costs significantly with the objective of returning MPSI to profitability. Achievement of these plan objectives depends on the accomplishment of matters both within and outside MPSI's control, including the strength of the US economy and the timing of customer decisions. There is risk that adverse economic conditions could persist to the point where management's plan cannot overturn the recent trends.

    In view of liquidity constraints, capital expenditures have been limited for equipment ($17,000 at March 31, 2003 compared with $31,000 at March 31, 2002) and capitalized product development expenditures ($73,000 for the quarter ended March 31, 2003 versus $157,000 in the quarter ended March 31, 2002). The lesser expenditures in the current quarter principally reflect the slowing down of new development as the Company believes its present REX and Pricing technology far surpasses competitive technology. The development that has been funded is primarily related to web enabling certain of MPSI's modeling capabilities.

    MPSI's backlog of market studies at March 31, 2003 in the amount of approximately $6.4 million, ($7.7 million at March 31, 2002), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent a significant amount (approximately 25%) of the estimated revenues for fiscal year 2003. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. MPSI's present backlog is indicative of long-standing customer relationships that are very important to achievement of the Company's 2003 business plan.

OFF-BALANCE SHEET ARRANGEMENTS

         None.


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

    In addition to these estimates and assumptions that are utilized in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly impact the Company's future operations. While the Company's software allows it to monitor potential revenues and aids in its ability to manage the size of its operations, management must make assumptions and estimates as to the timing and amount of future revenue. Specifically, the Company's sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. The Company aggregates these estimates periodically to generate a sales pipeline and then evaluates the pipeline to identify trends in the Company's business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, the slowdown in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget inaccurately and thereby could adversely affect the Company's business, financial condition or results of operations. In addition, because of unpredictable timing of high-dollar contracts, management may not be able to adjust the Company's cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect the Company's business, financial condition or results of operations.

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

o Revenue Recognition: Effective January 1, 2003, the Company adopted a revised method of estimating its percentage of completion for its major consulting and technology projects. In fiscal 2002 and prior periods, the Company aggregated all phases of a production project together (contractually and internally) and made its percentage of completion calculation based upon the ratio of actual costs incurred at any measurement date to total estimated costs for the project. Effective for fiscal 2003 the Company has begun to unbundle its project pricing (contractually and internally) so that individual phases of the production process are separately priced (and costed). Accordingly, percentage of completion will be adjusted as each phase is complete and the aggregation of completed phases will represent the overall percentage of completion for the project / contract. Management has elected to make this change because it is more conservative and accurate method of determining percentage of project completion and because this method results in financial information about internal profit centers which will be critical to performance evaluation of the production groups and to resource allocation decisions.

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

o Stock-Based Compensation: At December 31, 2002, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

o Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables (immaterial in the condensed statements reflected herein) based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

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

    Foreign Currency Translation: Assets and liabilities of the Company's foreign operations are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Exchange differences from these translations are included in other comprehensive income. Where amounts denominated in a foreign currency are, or are expected to be, converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations.

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

ITEM 3 - CONTROLS AND PROCEDURES

MPSI Systems Inc.'s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to MPSI Systems Inc. (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes to the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None

Item 5 -- Other Information - None.

Item 6 -- Exhibits and Reports on Form 8-K.

                (a)      Exhibits:

                         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b)      Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.


                                   MPSI SYSTEMS INC.


Date    May 14, 2003          By   /s/ Ronald G. Harper
     ------------------          ----------------------------------------------
                                   Ronald G. Harper, President
                                   (Chief Executive Officer) and
                                   Director





Date    May 14, 2003          By   /s/ James C. Auten
     ------------------          ----------------------------------------------
                                   James C. Auten, Vice President
                                   (Chief Financial Officer)

                                 CERTIFICATIONS


I, Ronald G. Harper, President and Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of MPSI Systems Inc.;

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


Date: May 14, 2003

                                                    /s/ Ronald G. Harper
                                           -----------------------------------
                                           Ronald G. Harper
                                           Chief Executive Officer

I, James C. Auten, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of MPSI Systems Inc.;

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


Date: May 14, 2003


                                                       /s/ James C. Auten
                                                  -----------------------------
                                                  James C. Auten,
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number             Description
-------            -----------
 99.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002.