Form 10QSB
period 2003-06-30
MPSI SYSTEMS INC
filed 2003-08-13
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003        Commission file no. 0-11527

                                MPSI SYSTEMS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               73-1064024
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

               4343 South 118th East Avenue, Tulsa Oklahoma 74146
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code       (918) 877-6774
                                                   ----------------------------

Number of shares of common stock outstanding at June 30, 2003 -   2,911,781
                                                                ---------------

                                      INDEX

                                                                                                       Page No
                                                                                                       --------
PART I. FINANCIAL INFORMATION:

      Item 1 - Financial Statements:
           Condensed Consolidated Balance Sheet - June 30, 2003 ..................................            3

           Condensed Consolidated Statements of Operations - Six Months Ended
                 June 30, 2003 and 2002 ..........................................................            5

           Consolidated Statement of Stockholders' Equity - Six Months Ended June 30, 2003 .......            6

           Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2003 and 2002 ..........................................            7

           Notes To Condensed Consolidated Financial Statements ..................................            8

      Item 2 - Management's Discussion and Analysis of Financial Condition and
           Quarterly Results of Operations .......................................................           11

      Item 3 - Controls and Procedures ...........................................................           18

PART II. OTHER INFORMATION (Including Index to Exhibits) .........................................           18

SIGNATURES .......................................................................................           19

                          PART I. FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                     JUNE 30,
ASSETS                                                                                 2003
                                                                                   ------------
                                                                                    (UNAUDITED)
Current assets:
      Cash and cash equivalents                                                    $    634,000
      Receivables                                                                     1,508,000
      Other current assets                                                              140,000
                                                                                   ------------

                Total current assets                                                  2,282,000

Capitalized product development costs, net                                              878,000

Property and equipment, net of accumulated depreciation
           and amortization                                                             509,000

Other assets                                                                            498,000
                                                                                   ------------

                Total assets (Note 3)                                              $  4,167,000
                                                                                   ============

See accompanying notes to condensed consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (CONT'D)

                                                                                 JUNE 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2003
                                                                              --------------
                                                                                (UNAUDITED)
Current liabilities:
      Accounts payable                                                        $      461,000
      Accrued liabilities                                                            863,000
      Deferred revenue                                                             2,495,000
                                                                              --------------
                Total current liabilities                                          3,819,000

Noncurrent deferred revenue                                                          613,000
Other noncurrent liabilities                                                              --
                                                                              --------------
                Total liabilities                                                  4,432,000
                                                                              --------------

Commitments and contingencies

Stockholders' Equity (Deficiency):
      Preferred Stock, $.10 par value, 1,000,000 shares
           authorized, none issued or outstanding                                         --

      Common Stock, $.05 par value, 20,000,000 shares
           authorized, 2,912,000 shares issued and
           outstanding at June 30, 2003                                              146,000

      Junior Common Stock, $.05 par value, 500,000 shares
           authorized, none issued or outstanding                                         --

      Additional paid-in capital                                                  13,145,000

      Deficit                                                                    (13,926,000)

      Other accumulated comprehensive income                                         370,000
                                                                              --------------

                Total stockholders' equity (deficiency)                             (265,000)
                                                                              --------------

                Total liabilities and stockholders' equity (deficiency)       $    4,167,000
                                                                              ==============

See accompanying notes to condensed consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                             2003              2002              2003              2002
                                                         ------------      ------------      ------------      ------------
Revenues                                                 $  2,927,000      $  3,060,000      $  5,166,000      $  7,083,000

Cost of Sales                                               1,389,000         1,296,000         2,425,000         2,956,000
                                                         ------------      ------------      ------------      ------------
       Gross profit                                         1,538,000         1,764,000         2,741,000         4,127,000
                                                         ------------      ------------      ------------      ------------

Operating expenses:
    General and administrative                                475,000         1,076,000         1,015,000         2,103,000
    Marketing and client services                             668,000           943,000         1,458,000         1,872,000
    Research and development                                  305,000           357,000           688,000           721,000
                                                         ------------      ------------      ------------      ------------
       Total operating expenses                             1,448,000         2,376,000         3,161,000         4,696,000
                                                         ------------      ------------      ------------      ------------

       Operating income (loss)                                 90,000          (612,000)         (420,000)         (569,000)
Other expense, net                                            (21,000)           (3,000)          (33,000)         (111,000)
                                                         ------------      ------------      ------------      ------------
       Income (loss) before income taxes                       69,000          (615,000)         (453,000)         (680,000)
Provision for income taxes                                     14,000            44,000            16,000           105,000
                                                         ------------      ------------      ------------      ------------
       Net income (loss)                                 $     55,000      $   (659,000)     $   (469,000)     $   (785,000)
                                                         ============      ============      ============      ============
Per Share:
    Basic and diluted income (loss) per common share     $        .02      $       (.23)     $       (.16)     $       (.27)

See accompanying notes to condensed consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                                                                                        OTHER
                                            COMMON STOCK              ADDITIONAL                      ACCUMULATED       TOTAL
                                  --------------------------------     PAID-IN                       COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES            AMOUNT         CAPITAL         DEFICIT          INCOME           EQUITY
                                  --------------    --------------  --------------  --------------  --------------   --------------
Balance,
    December 31, 2002                  2,912,000    $      146,000  $   13,145,000  $  (13,457,000) $      226,000   $       60,000
    Net loss                                  --                --              --        (469,000)             --         (469,000)
    Other accumulated
        comprehensive
        income:
        Foreign currency
           translation adjustment             --                --              --              --         144,000          144,000
                                                                                                                     --------------
Total comprehensive loss                                                                                             $     (325,000)
                                  --------------    --------------  --------------  --------------  --------------   --------------
Balance,
    June 30, 2003                      2,912,000    $      146,000  $   13,145,000  $  (13,926,000) $      370,000   $     (265,000)
                                  ==============    ==============  ==============  ==============  ==============   ==============

See accompanying notes to condensed consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                             ------------------------------
                                                                                 2003              2002
                                                                             ------------      ------------
Net loss                                                                     $   (469,000)     $   (785,000)

Adjustments to reconcile net loss to cash provided (used) by operations:
      Depreciation and amortization                                               458,000           535,000
      Decrease (increase) in assets                                               518,000         1,326,000
      Increase (decrease) in liabilities                                         (620,000)         (619,000)
                                                                             ------------      ------------

           Net cash provided (used) by operating activities                      (113,000)          457,000
                                                                             ------------      ------------

Cash flows from investing activities:
      Purchase equipment                                                          (28,000)          (81,000)
      Capitalized product development costs                                       (89,000)         (266,000)
                                                                             ------------      ------------

           Net cash used by investing activities                                 (117,000)         (347,000)
                                                                             ------------      ------------

Cash flows from financing activities:
      Debt repayments                                                                  --          (350,000)
                                                                             ------------      ------------

           Net cash used by financing activities                                       --          (350,000)
                                                                             ------------      ------------

Increase (decrease) in cash and cash equivalents                                 (230,000)         (240,000)

Cash and cash equivalents at beginning of period                                  864,000           675,000
                                                                             ------------      ------------

Cash and cash equivalents at end of period                                   $    634,000      $    435,000
                                                                             ============      ============

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL NOTES:

      Certain notes to the December 31, 2002 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the six months ended June 30, 2003. Accordingly, reference should be made to the audited consolidated financial statements at December 31, 2002.

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

      In the opinion of Management, the unaudited consolidated financial statements as of June 30, 2003 contain all adjustments (including normal recurring adjustments) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

      New Accounting Standard. In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company as the Company has not issued any financial instruments falling within the scope of SFAS No. 150.

2.    SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company paid interest of $11,000 and $145,000 during the six months ended June 30, 2003 and 2002, respectively. Net income taxes of $20,000 and $105,000 were paid during the six months ended June 30, 2003 and 2002, respectively.

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

         In Thousands

                                                                       SEGMENTS
                                             ------------------------------------------------------------------
                                                             EUROPE / AFRICA /     PACIFIC
      QUARTER ENDED JUNE 30, 2003              AMERICAS        MIDDLE EAST           RIM              TOTALS
----------------------------------------     ------------    -----------------   ------------      ------------
Revenues ...............................     $      1,650      $        115      $      1,162      $      2,927

Contribution Margin ....................     $        735      $        (97)     $        359      $        997

Reconciling items not allocated to
operating segments:
   Corporate administration, sales
      and technology expense ...........                                                                   (907)
   Other income (expense) ..............                                                                    (21)
                                                                                                   ------------
   Income before income taxes ..........                                                           $         69
                                                                                                   ============

Total assets ...........................                                                           $      4,167

                                                                        SEGMENTS
                                             ------------------------------------------------------------------
                                                             EUROPE / AFRICA /     PACIFIC
      QUARTER ENDED JUNE 30, 2002              AMERICAS        MIDDLE EAST           RIM              TOTALS
----------------------------------------     ------------    -----------------   ------------      ------------
Revenues ...............................     $      2,137      $        387      $        536      $      3,060

Contribution Margin ....................     $        969      $        147      $        (34)     $      1,082

Reconciling items not allocated to
operating segments:
   Corporate administration, sales
      and technology expense ...........                                                                 (1,694)
   Other income (expense) ..............                                                                     (3)
                                                                                                   ------------
   Loss before income taxes ............                                                           $       (615)
                                                                                                   ============

Total assets ...........................                                                           $      5,406

Information on segments and a reconciliation to income before taxes for the six months ended June 30, 2003 and 2002 are as follows:

                                                                       SEGMENTS
                                             -----------------------------------------------------------------
                                                              EUROPE / AFRICA /    PACIFIC
     SIX MONTHS ENDED JUNE 30, 2003            AMERICAS         MIDDLE EAST          RIM             TOTALS
----------------------------------------     ------------     -----------------  ------------     ------------
Revenues ...............................     $      2,926      $        377      $      1,863     $      5,166

Contribution Margin ....................     $        999      $        (37)     $        696     $      1,658

Reconciling items not allocated to
operating segments:
   Corporate administration, sales
      and technology expense ...........                                                                (2,078)
   Other income (expense) ..............                                                                   (33)
                                                                                                  ------------
   Loss before income taxes ............                                                          $       (453)
                                                                                                  ============

Total assets ...........................                                                          $      4,167

                                                                         SEGMENTS
                                             ----------------------------------------------------------------
                                                             EUROPE / AFRICA /    PACIFIC
    SIX MONTHS ENDED JUNE 30, 2002             AMERICAS         MIDDLE EAST         RIM             TOTALS
----------------------------------------     ------------    -----------------  ------------     ------------
Revenues ...............................     $      4,612      $        942     $      1,529     $      7,083

Contribution Margin ....................     $      1,875      $        327     $        329     $      2,531

Reconciling items not allocated to
operating segments:
   Corporate administration, sales
      and technology expense ...........                                                               (3,100)
   Other income (expense) ..............                                                                 (111)
                                                                                                 ------------
   Loss before income taxes ............                                                         $       (680)
                                                                                                 ============

Total assets ...........................                                                         $      5,406

5.    COMPREHENSIVE INCOME

      Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

      Comprehensive income (loss) was $55,000 and $(647,000) for the quarters ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, comprehensive income (loss) was $(325,000) and $(797,000), respectively.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     CONSOLIDATED OPERATIONS. MPSI reported a net income of $55,000 or $.02 per share on revenues of $2.9 million for the three months ended June 30, 2003 compared with a net loss of $659,000 or $.23 per share on revenues of $3.1 million for the comparable quarter ended June 30, 2002 The June 2003 positive results represent a significant improvement over the preceding quarter ended March 31, 2003 (a loss of $524,000 or $.18 per share on revenue of $2.2 million), despite continuing negative effects of (1) generally poor retail petroleum margins affecting many multi-national oil company clients and (2) poor economic performance in the US economy, both of which have plagued the Company for the last eighteen months. These economic factors are clearly indicated when comparing revenue for the six months ended June 30, 2003 ($5.2 million) versus the six months ended June 30, 2002 ($7.1 million). Management has been challenged during the intervening period to continually re-align MPSI's cost base with the revenue trend. A series of staff reductions, foreign office closures and other conversions of fixed costs to variable resources have been required, the most recent event having taken place in late March 2003. The cost reductions implemented at that time, coupled with an upturn in quarterly revenue, played a significant role in the improved quarterly and six-month results through June 30, 2003.

     Consolidated revenues of $2.9 million for the June 2003 quarter rebounded 31% or $ 688,000 from the $2.2 million experienced in MPSI's first fiscal quarter ended March 31, 2003, but were still slightly lower than the June 2002 quarterly revenues of $3.1 million. Despite the June 2003 quarterly revenue improvement, depressed economic factors noted above resulted in six-month revenues for 2003 being only 73% of revenues experienced in the first six months of 2002. Consolidated cost of sales remained relatively constant at just over 46% of revenue in all three comparative periods noted. However, cost of sales for the June 2003 quarter reflects what in management's opinion is a positive attribute - fixed staffing costs declined and, where necessary, were supplanted with variable third-party resources. This decline in fixed costs is part of the general cost reductions undertaken in March 2003 as discussed in more detail in connection with operating expense fluctuations below. Lower fixed expenditures in cost of sales during the June 2003 quarter are masked by an increase in variable third-party field survey costs (up $215,000 or 75% compared with the first quarter ended March 31, 2003). Such increased survey costs are consistent with improved production project turnover.

     Comparison of consolidated operating expenses for either the quarter or six months ended June 30, 2003 with similar prior periods of 2002 must take into account certain restructuring expenses in 2002 which did not recur in 2003. These measures included closure of certain foreign offices and reduced staffing in the 2002 comparative periods, which resulted in accrued expenses of $326,000 and $717,000 in the June 2002 quarter and the six months then ended, respectively. Such expenses have been factored out of the following discussion of operating expense fluctuations. Consolidated operating expenses were $1,448,000 for the quarter ended June 30, 2003 as compared with an adjusted $2,050,000 during the same quarter last fiscal year and $1,713,000 incurred in the March 2003 first quarter. The net reduction of $265,000 (16%) versus the first quarter of 2003 reflects the benefit of force reduction and office closure actions taken in late March 2003. Those cost saving measures are expected to save the Company approximately $1.5 million annually (approximately $300,000 per quarter over the remaining months of 2003). These measures were taken mainly in areas of the Company with excess capacity and, accordingly, resulted in no loss of technology or customer support capabilities. A similar comparison of consolidated operating expenses with the June 2002 quarter reflects a decrease of $602,000 (29%), most of which is again related to cost reduction measures initiated after June 2002 that were necessary to continue re-alignment of the Company's cost base with revenue trends.

    Consolidated general and administrative expenses for the quarter ended June 30, 2003 were down $65,000 or 12% as compared to the first fiscal quarter of 2003, and were down $275,000 or 37% compared with the second fiscal quarter of last year. That same category of expenses declined $371,000 or 27% relative to the comparative six months ended June 30, 2002. The primary contributor to the decrease versus quarterly and six-month comparative periods was reduced staffing costs. Relative to the March 2003 quarter, the June 2003 quarter decline also reflects lower costs associated with public financial compliance reporting.

     Consolidated marketing and client service expenses for the quarter ended June 30, 2003 were down $122,000 (15%) as compared to the first fiscal quarter of 2003, and were down $275,000 (29%) compared with the second fiscal quarter of last year. A decrease of $414,000 (22%) was experienced when comparing the six months ended June 30, 2003 with the same period ended June 30, 2002. All indicated fluctuations were principally the result of staffing reductions previously noted. In addition to staffing reductions, consolidated marketing expenses have been reduced as a result of (1) increased use of value-added resellers to service smaller customers and (2) a shift in client service resources from client support (marketing expense) to revenue based projects resulting in a shift of dollars to cost of sales. Further, relative to the March 2003 quarter, the Company has placed strict controls on travel costs.

    Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter ended June 30, 2003, were down $78,000 as compared with the first fiscal quarter of 2003, were down $52,000 as compared with the June 2002 quarter, and were down $33,000 for the comparative six-month periods ended June 30, 2003 and 2002. This decline reflects both a staffing reduction and fluctuation in the number of software development resources dedicated to new capitalized software technology as discussed hereinafter.

    Other income and expenses reflect interest and foreign exchange transactions. Interest expense was $8,000 for the June 2003 quarter compared with $21,000 in the June 2002 quarter ($11,000 and $145,000 for the six-month periods ended June 30, 2003 and 2002, respectively). Declines reflect bank debt that was outstanding in 2002 until the final $550,000 was liquidated in November of that year. The nominal interest costs in the June 2003 quarter and the six months then ended are principally related to supplier financing arrangements

    The Company's operations and contract methods can result in periodic foreign exchange gains and losses. MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling ). This exposes MPSI to exchange gains or losses depending upon the periodic value of the US Dollar relative to the respective foreign currencies. The Company experienced exchange losses of $18,000 during the June 2003 quarter ($12,000 for the six months then ended) compared with exchange gains in the June 2002 quarter of $10,000 ($19,000 for the six months then ended). Although MPSI anticipates continuing exposure to exchange fluctuations from these sources, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge its foreign currency risks.

    Income taxes were $14,000 for the quarter ended June 30, 2003 as compared to $44,000 during the comparable quarter last year ($16,000 and $105,000 for the respective six-month periods). The changes in income tax are primarily due to foreign taxes withheld at the source by customers and are therefore subject to significant fluctuation from quarter to quarter depending upon the timing of customer payments from abroad.

     SEGMENT OPERATIONS. With the latest cost control measures and related restructuring in March 2003, the focus of management is more directly associated with geographic regional operations. Accordingly, the financial information about operating segments is presented relative to three general spheres of operations: the Americas Region, the Europe/Africa/Middle East Region, and the Pacific Rim Region. Set forth below are commentaries concerning the principal operations of the three operating segments:

o AMERICAS REGION. This operating region encompasses activities in North America and Latin America. Although MPSI enjoyed an upsurge in revenue and gross margin from customers in Central America earlier in fiscal 2003, most of the revenue and profit potential for this region centers on activities in the US. Poor economic performance by the US economy and lower retail margins by many of MPSI's traditional petroleum company customers has resulted in very conservative retail investment over the last twelve months. As a result, MPSI's revenue and contribution margin in this segment both dropped approximately 23% during the June 2003 quarter compared with the June 2002 quarter, despite reductions in fixed operating expenses. The revenue fall-off has correspondingly decreased the Company's opportunity to leverage fixed production costs across the customer base resulting in lower contribution margin in this segment. Thus, the quarter decline continues earlier trends and is reflected in revenue and contribution margin decreases of $1,686,000 (36%) and $876,000 (47%), respectively, when the six-month period ended June 30, 2003 is compared to the six months ended June 30,

     2002. Large petroleum retailers, historically MPSI's mainstay customers, are exploring alternative ways to "retail," including expanded dealer organizations and third-party operators. While it is not true across the board, these tactics suggest that retail decision-making may ultimately shift more in favor of smaller, more nimble petroleum / convenience retailers, which is a customer segment that MPSI has traditionally served only passively. As noted above, organizational recognition of this dynamic has been given by management as some sales, marketing and technology resources have been shifted to focus on this new and potentially significant customer segment.

o EUROPE/AFRICA/MIDDLE EAST REGION. This operating region encompasses MPSI activities in Europe, Western Asia, Africa and the Middle East. At present, most activity is concentrated in Eastern Europe and South Africa. As is the case in the US, MPSI's traditional multi-national petroleum retail customers in Europe have been increasingly conservative with their investment dollar. Some customers have chosen to reduce their retail networks via sell-off. Smaller regional or country specific petroleum retailers are taking up the slack and these "new customers" are now searching for technological assistance necessary to manage larger networks. Here again, MPSI has restructured its sales force to more directly target the national retailer while maintaining its existing multi-national customer network. However, as such restructuring and targeting efforts are recent, they have not yet been reflected in operating results for this segment, which experienced a revenue decline of $272,000 (70%) and a $244,000 decline in contribution margin for the quarter ended June 30, 2003 compared with the comparable quarter last year. Six-month results are only marginally better for this operating segment year-to-date when compared with the first six months last year (revenue declined $565,000 or 60% and contribution margin declined $364,000). This segment is expected to rebound during the last half of 2003, but is likely not going to contribute to consolidated results on par with the other two operating segments this year.

o PACIFIC RIM REGION. This operating region encompasses MPSI activities in Japan, Eastern Asia (including India), Southeast Asia and Australia/New Zealand. This operating segment has experienced the least fluctuation from world economic events. Additionally, although MPSI has traditionally undertaken services in favor of multi-national petroleum retailers in this region, more of MPSI's activities have traditionally centered on the large national and regional petroleum retailers. Hence, MPSI has enjoyed an increase in revenue ($626,000 or 116%) and contribution margins ($393,000) for the quarter ended June 30, 2003 compared with the quarter ended June 30, 2002. The six-month results for this segment reflect revenue improvement of $334,000 (22%) and a contribution margin increase of $367,000 (112%) as compared with the first six months last year. This is principally due to customer interest in the region for national databases in several countries. Based largely on the coupling of web-enabled modeling technology with national databases, the Company has been able to improve results in Japan and elsewhere in this region. These projects are highly leverageable and provide the customer with a considerably broader perspective on their national markets.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's primary measure of liquidity, working capital, was a deficit of $(1,537,000) at June 30, 2003 as compared with $(683,000) at June 30, 2002, although MPSI did generate positive cash flow from operations during the June 2003 quarter ($38,000 versus a negative $151,000 for the first fiscal quarter ended March 31, 2003). Cash reserves at June 30, 2003 of $634,000 are up 46% compared with June 30, 2002, although they are 27% lower than at the beginning of the 2003 fiscal year. The cash balance is slightly higher than at March 31, 2003, and all accounts payable are down 19% since that date. These facts indicate that the Company is satisfactorily meeting its ongoing operating liquidity needs overall, despite an occasional cash pinch.

    The decrease in working capital is attributable to the revenue fall-off in the intervening twelve months as previously discussed, compounded by the necessity for the Company to divert approximately $675,000 to debt service and liquidation during the last half of 2002. The working capital deficit has declined $198,000 from $1,735,000 at March 31, 2003, principally due to the timing of project payments from certain Asian customers. Trade receivables have declined $100,000 since the quarter ended March 31, 2003, indicating a continuation of sluggish order levels consistent with economic uncertainties. As discussed under Results of Operations, the significant decline in revenue for the quarter and six months ended June 30, 2003 compared with the similar period ended June 30, 2002 has resulted in a decline in receivables of approximately $651,000 (30%). Operating accounts payable and accrued liabilities have declined ($700,000 or 35%) compared with June 30, 2002 and such account balances are consistent with the amounts outstanding at March 31, 2003. Deferred revenue represents customer prepayments required under product delivery or service contracts for which services have not yet been provided. MPSI's increased production efficiency allowed the Company to reduce that obligation by approximately $443,000 during the June 2003 quarter, thus bringing the balance of this obligation down to $2,495,000. The Company will be required to fund production costs of approximately 50% of that amount in the future (based on recent project costing trends). The remainder will help defray general operating expenses that will be incurred during the period of contract performance. In the absence of a bank line of credit that could provide some measure of working capital back-up, MPSI continues to deal with peaks and valleys in cash flow by adjusting payments to suppliers and other creditors as required. Assuming the Company meets with a reasonable degree of success in addressing the changing and uncertain markets, management anticipates that cash flow from operations will be sufficient to meet operating requirements in fiscal 2003.

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

    In view of liquidity constraints, capital expenditures have been limited for equipment ($11,000 during the June 2003 quarter compared with $50,000 during the June 2002 quarter) and capitalized product development expenditures ($16,000 for the quarter ended June 30 2003 versus $109,000 in the quarter ended June 30,
2002). The lower expenditures in the June 2003 quarter and for the six months of 2003, compared with similar 2002 periods, reflect the completion of new development primarily related to web-enabling certain MPSI modeling capabilities. The Company believes its present REX, Pricing, and Internet retail planning technology far surpass competitive technology.

    MPSI's backlog of market studies at June 30, 2003 in the amount of approximately $5.5 million, ($6.1 million at June 30, 2002), contained a substantial number of recurring studies under multi-year client commitments. Such studies represent a significant amount (approximately 25%) of the estimated revenues for fiscal year 2003. Of the June 30, 2003 backlog amount, the Company expects to turn over approximately $2.9 million during the last half of 2003. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. MPSI's present backlog is indicative of long-standing customer relationships that are very important to achievement of the Company's 2003 business plan.

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

o Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables (immaterial in the condensed statements reflected herein) based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded when received.

o Capitalized Product Development Costs: Cost of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) is presented net of accumulated amortization.

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

----------

Portions of this document may constitute forward-looking statements as defined by federal law. Although the Company believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in the Company's annual report on Form 10-K, which is filed with the Securities and Exchange Commission

ITEM 3 - CONTROLS AND PROCEDURES

MPSI Systems Inc.'s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to MPSI Systems Inc. (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes to the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION

Item 1 -- Legal Proceedings - None.

Item 2 -- Changes in Securities - None.

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None.

Item 5 -- Other Information - None.

Item 6 -- Exhibits and Reports on Form 8-K.

          (a) Exhibits:

              31.1 Chief Executive Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Chief Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.

                                         MPSI SYSTEMS INC.

Date August 13, 2003                     By /s/ Ronald G. Harper
     ---------------                        ------------------------------
                                            Ronald G. Harper, President
                                            (Chief Executive Officer) and
                                            Director

Date August 13, 2003                     By /s/ James C. Auten
     ---------------                        ------------------------------
                                            James C. Auten, Vice President
                                            (Chief Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------
   31.1      Chief Executive Officer's Certification Pursuant to Section 302 of
             the Sarbanes-Oxley Act of 2002.

   31.2 Chief Financial Officer's Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.