Form 10QSB
period 2003-09-30
MPSI SYSTEMS INC
filed 2003-11-13
CIK 714540

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended September 30, 2003         Commission file no. 0-11527

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

Number of shares of common stock outstanding at September 30, 2003 - 2,911,781

                                      INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION:

    Item 1 - Financial Statements:
         Condensed Consolidated Balance Sheet - September 30, 2003 ............................       3

         Condensed Consolidated Statements of Operations -  Three Months and Nine Months
              Ended September 30, 2003 and 2002 ...............................................       5

         Consolidated Statement of Stockholders' Equity - Nine Months
              Ended September 30, 2003 ........................................................       6

         Condensed Consolidated Statements of Cash Flow -
              Nine Months Ended September 30, 2003 and 2002 ...................................       7

         Notes To Condensed Consolidated Financial Statements .................................       8

    Item 2 - Management's Discussion and Analysis of Financial Condition and
         Quarterly Results of Operations ......................................................      11

    Item 3 - Controls and Procedures...........................................................      17

PART II.  OTHER INFORMATION....................................................................      17

SIGNATURES.....................................................................................      18

                          PART I. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                            SEPTEMBER 30,
                            ASSETS                              2003
                           --------                         -------------
                                                             (UNAUDITED)
Current assets:

    Cash and cash equivalents                                $   557,000
    Receivables                                                1,435,000
    Other current assets                                         222,000
                                                             -----------

              Total current assets                             2,214,000

Capitalized product development costs, net                       754,000

Property and equipment, net of accumulated depreciation
    and amortization                                             436,000

Other assets                                                     476,000
                                                             -----------

              Total assets (Note 3)                          $ 3,880,000
                                                             ===========

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEET (CONT'D)

                                                                        SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        2003
                                                                        -------------
                                                                         (UNAUDITED)
Current liabilities:

    Accounts payable                                                    $     468,000
    Accrued liabilities                                                     1,040,000
    Deferred revenue                                                        1,867,000
                                                                        -------------
              Total current liabilities                                     3,375,000

Noncurrent deferred revenue                                                   517,000
                                                                        -------------
              Total liabilities                                             3,892,000
                                                                        -------------
Commitments and contingencies

Stockholders' equity (deficiency):
    Preferred Stock, $.10 par value, 1,000,000 shares
          authorized, none issued or outstanding                                    -

    Common Stock, $.05 par value, 20,000,000 shares authorized,
          2,912,000 shares issued and outstanding at
          September 30, 2003                                                  146,000

    Junior Common Stock, $.05 par value, 500,000 shares
          authorized, none issued or outstanding                                    -

    Additional paid-in capital                                             13,145,000

    Deficit                                                               (13,647,000)

    Other accumulated comprehensive income                                    344,000
                                                                        -------------

              Total stockholders' equity (deficiency)                         (12,000)
                                                                        -------------

              Total liabilities and stockholders' equity (deficiency)   $   3,880,000
                                                                        -------------

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED SEPT 30,    NINE MONTHS ENDED SEPT 30,
                                                     ---------------------------    --------------------------
                                                        2003            2002           2003           2002
                                                        ----            ----           ----           ----
Revenues                                             $ 2,968,000     $ 1,686,000    $ 8,134,000   $  8,769,000

Cost of sales                                          1,306,000       1,038,000      3,731,000      3,994,000
                                                     -----------     -----------    -----------   ------------

      Gross profit                                     1,662,000         648,000      4,403,000      4,775,000
                                                     -----------     -----------    -----------   ------------

Operating expenses:
   General and administrative                            445,000         457,000      1,460,000      2,560,000
   Marketing and client services                         643,000         908,000      2,101,000      2,780,000
   Research and development                              251,000         393,000        939,000      1,114,000
                                                     -----------     -----------    -----------   ------------

      Total operating expenses                         1,339,000       1,758,000      4,500,000      6,454,000
                                                     -----------     -----------    -----------   ------------

      Operating income (loss)                            323,000      (1,110,000)       (97,000)    (1,679,000)

Other expense, net                                       (27,000)        (97,000)       (60,000)      (208,000)
                                                     -----------     -----------    -----------   ------------

      Income (loss) before income taxes                  296,000      (1,207,000)      (157,000)   (1,887,000)
Provision for income taxes                                17,000          15,000         33,000        120,000
                                                     -----------     -----------    -----------   ------------

      Net income (loss)                              $   279,000     $(1,222,000)   $  (190,000)  $ (2,007,000)
                                                     ===========     ===========    ===========   ============

Per share:
   Basic and diluted income (loss) per common share  $       .10     $      (.42)   $      (.07)  $       (.69)

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                          OTHER
                                       COMMON STOCK       ADDITIONAL                   ACCUMULATED       TOTAL
                                    ------------------     PAID-IN                    COMPREHENSIVE   STOCKHOLDERS'
                                     SHARES     AMOUNT      CAPITAL      DEFICIT         INCOME          EQUITY
                                     ------     ------      -------      -------         ------          ------
Balance,
 December 31, 2002                  2,912,000  $ 146,000  $13,145,000  $(13,457,000)  $     226,000    $    60,000
 Net loss                                   -          -            -      (190,000)              -       (190,000)
 Other accumulated
   comprehensive
   income:
   Foreign currency
     translation adjustment                 -          -            -             -         118,000        118,000
                                                                                                       -----------
Total comprehensive income (loss)                                                                      $   (72,000)
                                                                                                       -----------
Balance,
 September 30, 2003                 2,912,000  $ 146,000  $13,145,000  $(13,647,000)  $     344,000    $   (12,000)
                                    =========  =========  ===========  ============   =============    ===========

See accompanying notes to consolidated financial statements.

                       MPSI SYSTEMS INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (NOTE 2)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                 2003               2002
                                                                 ----               ----
Net loss                                                     $   (190,000)      $ (2,007,000)

Adjustments to reconcile net loss
    to cash provided (used) by operations:
    Depreciation and amortization                                 674,000            791,000
    Decrease (increase) in assets                                 397,000          1,323,000
    Increase (decrease) in liabilities                         (1,052,000)           278,000
                                                             ------------       ------------

         Net cash provided (used) by operating activities        (171,000)           385,000

Cash flows from investing activities:

    Purchase of equipment                                         (38,000)          (105,000)
    Capitalized product development costs                         (98,000)          (321,000)
                                                             ------------       ------------

         Net cash used by investing activities                   (136,000)          (426,000)
                                                             ------------       ------------

Cash flows from financing activities:
    Debt repayments                                                     -           (350,000)
                                                             ------------       ------------

         Net cash used by financing activities                          -           (350,000)
                                                             ------------       ------------

Decrease in cash and cash equivalents                            (307,000)          (391,000)

Cash and cash equivalents at beginning of period                  864,000            675,000
                                                             ------------       ------------

Cash and cash equivalents at end of period                   $    557,000       $    284,000
                                                             ============       ============

See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL NOTES:

         Certain notes to the December 31, 2002 audited consolidated financial statements filed with Form 10-K are applicable to the unaudited consolidated financial statements for the nine months ended September 30, 2003. Accordingly, reference should be made to the audited consolidated financial statements at December 31, 2002.

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

         In the opinion of Management, the unaudited consolidated financial statements as of September 30, 2003 contain all adjustments (including normal recurring adjustments) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

2.       SUPPLEMENTAL CASH FLOW INFORMATION:

         The Company paid interest of $56,000 and $186,000 during the nine months ended September 30, 2003 and 2002, respectively. Net income taxes of $31,000 and $126,000 were paid during the same respective periods.

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

         In Thousands

                                                         S E G M E N T S
                                                         ---------------
            QUARTER ENDED                            EUROPE / AFRICA   PACIFIC
         SEPTEMBER 30, 2003               AMERICAS    / MIDDLE EAST      RIM     TOTALS
         ------------------               --------   ---------------   -------   ------
Revenues                                   $1,063        $  174        $ 1,731   $ 2,968

Contribution Margin....................    $  251        $  (16)       $   991   $ 1,226

Reconciling items not allocated to
operating segments:
  Corporate administration, sales and
  technology expense...................                                             (903)
  Other income (expense)...............                                              (27)
                                                                                 -------
  Income before income taxes...........                                          $   296
                                                                                 =======

Total assets...........................                                          $ 3,880

                                                         S E G M E N T S
                                                         ---------------
            QUARTER ENDED                            EUROPE / AFRICA   PACIFIC
         SEPTEMBER 30, 2002               AMERICAS    / MIDDLE EAST      RIM     TOTALS
         ------------------               --------   ---------------   -------   ------
Revenues...............................   $  1,471       $   79        $   136   $ 1,686

Contribution Margin....................   $    399       $ (100)       $  (248)  $    51

Reconciling items not allocated to
operating segments:
  Corporate administration, sales and
  technology expense..................                                            (1,161)
  Other income (expense)..............                                               (97)
                                                                                 -------
  Loss before income taxes............                                           $(1,207)
                                                                                 =======

Total assets...........................                                          $ 5,025

         Information on segments and a reconciliation to income before taxes for the nine months ended September 30, 2003 and 2002 are as follows:

                                                         S E G M E N T S
                                                         ---------------
         NINE MONTHS ENDED                           EUROPE / AFRICA   PACIFIC
         SEPTEMBER 30, 2003               AMERICAS   / MIDDLE EAST       RIM     TOTALS
         ------------------               --------   ---------------   -------   ------
Revenues                                  $  3,989       $  551        $ 3,594   $ 8,134

Contribution Margin....................   $  1,250       $  (53)       $ 1,687   $ 2,884

Reconciling items not allocated to
operating segments:
  Corporate administration, sales and
  technology expense...................                                           (2,981)
  Other income (expense)...............                                              (60)
                                                                                 -------
  Loss before income taxes.............                                          $  (157)
                                                                                 =======

Total assets...........................                                          $ 3,880

                                                         S E G M E N T S
                                                         ---------------
         NINE MONTHS ENDED                           EUROPE / AFRICA   PACIFIC
         SEPTEMBER 30, 2002               AMERICAS    / MIDDLE EAST      RIM     TOTALS
         ------------------               --------   ---------------   -------   ------
Revenues...............................   $  6,083       $ 1,021       $ 1,665   $ 8,769

Contribution Margin....................   $  2,274       $   227       $    81   $ 2,582

Reconciling items not allocated to
operating segments:
  Corporate administration, sales and
  technology expense...................                                           (4,261)
  Other income (expense)...............                                             (208)
                                                                                 -------
  Loss before income taxes.............                                          $(1,887)
                                                                                 =======

Total assets...........................                                          $ 5,025

4.       COMPREHENSIVE INCOME

         Comprehensive income is net income, plus certain other items that are recorded directly to stockholders' equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

         Comprehensive income (loss) was $252,000 and $(1,276,000) for the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, comprehensive loss was $(72,000) and $(2,073,000), respectively.

ITEM 2 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         CONSOLIDATED OPERATIONS. MPSI reported a net income of $279,000 or $.10 per share on revenues of $2.9 million for the three months ended September 30, 2003 compared with a net loss of $1,222,000 or $.42 per share on revenues of $1.7 million for the comparable quarter ended September 30, 2002. The 2003 third quarter's positive results also represent a four-fold improvement over the preceding quarter ended June 30, 2003 (net income of $55,000 or $.02 per share with comparable revenues), despite continuing negative effects of (1) generally poor retail petroleum margins affecting many multi-national oil company clients and (2) poor economic performance in the US economy, both of which have plagued the Company for the last eighteen months. These negative economic factors may be easing somewhat as indicated by 2003 revenue trends which have reflected modest growth each quarter, although quarterly revenues are still generally lower than the average quarterly revenue in 2002. With the cost reduction measures undertaken in March 2003 and the improving operating results subsequent to the first fiscal quarter then ended, management believes the Company's present cost base to be properly aligned with revenue expectations. The cost reductions implemented at that time, coupled with an upturn in quarterly revenue, played a significant role in the improved quarterly and nine-month results through September 30, 2003.

         Consolidated revenues of $2.9 million for the September 2003 quarter reflected a continuing but modest improvement from the June 2003 revenues, but were significantly higher than the $1.7 million revenue reported for the September 2002 quarter. Despite the September 2003 quarterly revenue improvement, depressed economic factors noted above resulted in nine-month revenues for 2003 being only 93% of revenues experienced in the first nine months of 2002. As discussed in more detail under SEGMENT OPERATIONS, the comparative shortfall in North America and to a lesser extent in Europe is offset by resurgent revenue from Asia.

         Consolidated gross profit for the September 2003 quarter ($1.7 million) improved as a percent of revenues to 56% compared with 54% for the nine months of 2003 and 2002. Such margins continue to reflect what in management's opinion is a positive attribute - fixed staffing costs declined and, where necessary, were supplanted with variable third-party resources. This decline in fixed costs is part of the general cost reductions undertaken in March 2003 and discussed in previous reports. Variable survey costs for the quarter ($298,000) and nine months ($902,000) are consistent with improved production project turnover and the uplift in revenue.

         Comparison of consolidated operating expenses for either the quarter or nine months ended September 30, 2003 with similar prior periods of 2002 must take into account certain restructuring expenses in 2002 which did not recur in 2003. These measures included closure of certain foreign offices and reduced staffing in the 2002 comparative periods, which resulted in accrued expenses of $326,000 and $717,000 in the June 2002 quarter and the nine months ended September 2003, respectively. Similarly in September 2003 the Company accrued severance costs of $124,000 associated with its decision not to recall most employees furloughed in March 2003. Such expenses have been factored out of the following discussion of ongoing operating expense fluctuations. Consolidated operating expenses were $1,215,000 for the quarter ended September 30, 2003 as compared with $1,758,000 during the comparable quarter last fiscal year and $1,448,000 incurred in the second quarter ended June 2003. The net reduction of $233,000 (16%) versus the second quarter of 2003 reflects the benefit of force reduction and office closure actions taken in late March 2003. Those cost saving measures are expected to save the Company approximately $1.5 million annually (approximately $300,000 per quarter in 2003). These measures were taken mainly in areas of the Company with excess capacity and, accordingly, resulted in no loss of technology or customer support capabilities. A similar comparison of consolidated operating expenses with the September 2002 quarter reflects a decrease of $543,000 (31%), most of which is again related to cost reduction measures initiated after June 2002 that were necessary to continue re-alignment of the Company's cost base with revenue trends.

         Ongoing consolidated general and administrative expenses for the quarter ended September 30, 2003 were down $154,000 or 32% as compared to the previous quarter of 2003, and were down $136,000 or 30% compared with the third fiscal quarter of last year. The primary contributor to the decrease versus quarterly and nine-month comparative periods was reduced staffing costs.

         Consolidated marketing and client service expenses for the quarter ended September 30, 2003 were down 4% as compared to the second fiscal quarter of 2003, due primarily to internally imposed travel constraints, and were down $265,000 (29%) compared with the third fiscal quarter of last year, primarily due to the 2002 closure of certain foreign offices. Marketing expenses for the nine months ended September 30, 2003 declined $679,000 (24%) compared with the nine months ended September 30, 2002 for the same reasons.

         Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) for the quarter ended September 30, 2003, were down $54,000 as compared with the second fiscal quarter of 2003, were down $142,000 as compared with the September 2002 quarter, and were down $175,000 for the comparative nine-month periods ended September 30, 2003 and 2002. This decline reflects both staffing reductions and fluctuation in the number of software development resources dedicated to new capitalized software technology as discussed hereinafter.

         Other income and expenses reflect interest and foreign exchange transactions. Interest expense was $45,000 for the September 2003 quarter compared with $41,000 in the September 2002 quarter ($56,000 and $186,000 for the nine-month periods ended September 30, 2003 and 2002, respectively). Declines reflect bank debt that was outstanding in 2002 until the final $550,000 was liquidated in November of that year. The interest costs in the September 2003 quarter and the nine months then ended are principally related to supplier financing arrangements.

         The Company's operations and contract methods can result in periodic foreign exchange gains and losses. MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Singapore Dollar and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the US Dollar relative to the respective foreign currencies. The Company experienced exchange gains of $18,000 during the September 2003 quarter ($6,000 for the nine months then ended) compared with exchange losses in the September 2002 quarter of $57,000 ($38,000 for the nine months then ended). Although MPSI anticipates continuing exposure to exchange fluctuations from these sources, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge its foreign currency risks.

         Income taxes were $17,000 for the quarter ended September 30, 2003 as compared to $15,000 during the comparable quarter last year ($33,000 and $120,000 for the respective nine-month periods). The changes in income tax are primarily due to foreign taxes withheld at the source by customers and are therefore subject to significant fluctuation from quarter to quarter depending upon the timing of customer payments from abroad.

         SEGMENT OPERATIONS. With the latest cost control measures and related restructuring in March 2003, the focus of management is more directly associated with geographic regional operations. Accordingly, the financial information about operating segments is presented relative to three general spheres of operations: the Americas Region, the Europe/Africa/Middle East Region, and the Pacific Rim Region. Set forth below are commentaries concerning the principal operations of the three operating segments:

- AMERICAS REGION. This operating region encompasses activities in North America and Latin America. Although MPSI enjoyed an upsurge in revenue and gross margin from customers in Central America earlier in fiscal 2003, most of the revenue and profit potential for this region centers on activities in the US. Poor economic performance by the US economy and lower retail margins by many of MPSI's traditional petroleum company customers has resulted in very conservative retail investment over the last twelve months. As a result, MPSI's revenue and contribution margin in this segment dropped approximately 28% and 37%, respectively during the September 2003 quarter compared with the September 2002 quarter, despite reductions in fixed operating expenses. The revenue fall-off has correspondingly decreased the Company's opportunity to leverage fixed production costs across the customer base resulting in lower contribution margin in this segment. Thus, the quarter decline continues earlier trends and is reflected in revenue and contribution margin decreases of $2,094,000 (34%) and $1,024,000 (45%), respectively, when the nine-month period ended September 30, 2003 is compared to the nine months ended September 30, 2002. Large petroleum retailers, historically MPSI's mainstay customers, are exploring alternative ways to "retail," including expanded dealer organizations and third-party operators. While it is not true across the board, these tactics suggest that retail decision-making may ultimately shift more in favor of smaller, more nimble petroleum / convenience retailers, which is a customer segment that MPSI has traditionally served only passively. As noted above, organizational recognition of this dynamic has been given by management as some sales, marketing and technology resources have been shifted to focus on this new and potentially significant customer segment. Those customers who intend to stay in company-operated retailing are seeking empirical methods of optimizing their networks. MPSI has developed an optimization technology and consulting services and recently undertaken initial projects in North America. Client feedback has been very favorable as MPSI has been able to assist client retail experts in determining how to save millions of capital investment dollars while maximizing their return on investment.

- EUROPE/AFRICA/MIDDLE EAST REGION. This operating region encompasses MPSI activities in Europe, Western Asia, Africa and the Middle East. At present, most activity is concentrated in Eastern Europe and South Africa. As is the case in the US, MPSI's traditional multi-national petroleum retail customers in Europe have been increasingly conservative with their investment dollar. Some customers have chosen to reduce their retail networks via sell-off. Smaller regional or country specific petroleum retailers are taking up the slack and these "new customers" are now searching for technological assistance necessary to manage larger networks. Here again, MPSI has restructured its sales force to more directly target the alternative retailer while maintaining its existing multi-national customer network. However, as such restructuring and targeting efforts are recent, they have not yet been reflected in operating results for this segment, which experienced a modest revenue and contribution margin improvement of $95,000 (120%) and $84,000 (84%) for the quarter ended September 30, 2003 compared with the comparable quarter last year. Nine-month results still lag behind the comparable period last year with revenue lower by $470,000 or 46% resulting in a negative contribution margin of $53,000 compared with a positive contribution last year of $227,000. This segment is rebounding of late with increased leverageable activities in South Africa leading the way, but is likely not going to contribute to consolidated results on par with the other two operating segments this year.

- PACIFIC RIM REGION. This operating region encompasses MPSI activities in Japan, Eastern Asia (including India), Southeast Asia and Australia/New Zealand. This operating segment has experienced the least fluctuation from world economic events. Additionally, although MPSI has traditionally undertaken services in favor of multi-national petroleum retailers in this region, more of MPSI's 2003 activities have centered on the large national and regional petroleum retailers in certain key countries of the region. Hence, MPSI has enjoyed a significant increase in revenue ($1,595,000) and contribution margins ($1,239,000) for the quarter ended September 30, 2003 compared with the quarter ended September 30, 2002. The nine-month results for this segment reflect revenue improvement of $1,929,000 (116%) and a contribution margin increase of $1,606,000 as compared with the first nine months last year. This is principally due to customer interest in the region for highly leverageable national databases in several countries. Based largely on the coupling of web-enabled modeling technology with national databases, the Company has been able to improve results in Japan and elsewhere in this region. These projects maximize the Company's resources and at the same time provide the customer with a considerably broader perspective on their national markets.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's primary measure of liquidity, working capital, was a deficit of $(1,161,000) at September 30, 2003 as compared with $(1,537,000) at June 30, 2003 and $(1,786,000) at September 30, 2002. MPSI generated slightly negative cash flow from operations during the September 2003 quarter ($58,000 deficit versus $72,000 deficit for the comparable quarter last year). Cash reserves at September 30, 2003 of $557,000 are down 12% compared with June 30, 2003, and were $307,000 (36%) lower than at the beginning of the 2003 fiscal year. Accounts payable and accrued liabilities are comparable between September 30, 2003 and December 31, 2002. The principal reason for the drop in operating cash is that the Company successfully worked off its deferred revenue obligation to several customers who had made significant prepayments to MPSI at December 31, 2002. The Company is satisfactorily meeting its ongoing operating liquidity needs overall, despite an occasional cash pinch.

         The increase in working capital (decrease in the deficit) during the September 2003 quarter and the nine-months then ended is attributable to the successful production and delivery of prepaid customer projects, principally in Asia. Further, sales order patterns through the nine months ended September 30, 2003 have been erratic and have contributed recently to lower accounts receivable and deferred revenue input. The combination of these events has had the effect of reducing deferred revenue by $628,000 and $902,000 during the quarter and nine months ended September 30, 2003, respectively. Deferred revenue represents customer prepayments required under product delivery or service contracts for which services have not yet been provided. Despite the deferred revenue reduction, MPSI's backlog of market studies at September 30, 2003 in the amount of approximately $5.0 million, ($5.5 million at June 30, 2002) is still substantial. Backlog contains a substantial number of recurring studies under multi-year client commitments. Of the September 30, 2003 backlog amount, the Company expects to turn over approximately $1.5 million during the remaining quarter of 2003. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2 - 4. MPSI's present backlog is indicative of long-standing customer relationships that are very important to achievement of the Company's 2003 business plan.

         Liquidity remains a principal focus of management looking forward in 2003. The revenue trends of the last several years and the rise of competitors in certain regional service areas have challenged management to continually re-evaluate business strategies, resource allocations, and cost structure. Management has responded by re-engineering products to be more flexible in meeting the needs of a more diverse customer base. Management has also acted to conserve liquidity by closing certain foreign offices, reducing employee costs and controlling research and development expenditures. In late March 2003, management implemented a further reduction in force in order to better match capacity with revenue levels (see previous discussion of $1.8 million cost saving package). These measures were taken to give the Company time to ramp up revenue from both traditional and new customer targets. In order to position the Company to increase its revenues, management reorganized a portion of its sales force to target new customer segments within the retail petroleum sector, which customer segments had only been served passively by the Company heretofore. Although the average unit sale from the new target customers will likely be smaller, the number of potential customers far exceeds the multi-national market sector the Company has relied on. This partial shift in customer focus should not require any substantial product re-tooling. Management's plan is intended to produce 2003 revenues approximating a level comparable to 2002, while cutting costs significantly with the objective of returning MPSI to profitability. Achievement of these plan objectives depends on the accomplishment of matters both within and outside MPSI's control, including the strength of the US economy and the timing of customer decisions. There is risk that adverse economic conditions could persist to the point where management's plan cannot overturn the recent trends.

         In view of liquidity constraints, capital expenditures have been limited for equipment ($10,000 during the September 2003 quarter compared with $24,000 during the September 2002 quarter) and capitalized product development expenditures ($9,000 for the quarter ended September 30 2003 versus $55,000 in the quarter ended September 30, 2002). The lower product development expenditures in the September 2003 quarter and for the nine months then ended, compared with similar 2002 periods, reflect the completion of new development primarily related to web-enabling certain MPSI modeling capabilities. The Company believes its present REX, Pricing, and Internet retail planning technology far surpass competitive technology.

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

- Revenue Recognition: Effective January 1, 2003, the Company adopted a revised method of estimating its percentage of completion for its major consulting and technology projects. In fiscal 2002 and prior periods, the Company aggregated all phases of a production project together (contractually and internally) and made its percentage of completion calculation based upon the ratio of actual costs incurred at any measurement date to total estimated costs for the project. Effective for fiscal 2003 the Company has begun to unbundle its project pricing (contractually and internally) so that individual phases of the production process are separately priced (and costed). Accordingly, percentage of completion will be adjusted as each phase is complete and the aggregation of completed phases will represent the overall percentage of completion for the project / contract. Management has elected to make this change because it is more conservative and accurate method of determining percentage of project completion and because this method results in financial information about internal profit centers which will be critical to performance evaluation of the production groups and to resource allocation decisions.

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

- Stock-Based Compensation: At December 31, 2002, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

- Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables (immaterial in the condensed statements reflected herein) based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded when received.

- Capitalized Product Development Costs: Cost of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) is presented net of accumulated amortization.

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

- Income Taxes: The Company applies the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations during the period that includes the enactment date.

- Foreign Currency Translation: Assets and liabilities of the Company's foreign operations are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Exchange differences from these translations are included in other comprehensive income. Where amounts denominated in a foreign currency are, or are expected to be, converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations.

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

Item 3 -- Defaults Upon Senior Securities - None.

Item 4 -- Submission of Matters to a Vote of Security Holders - None.

Item 5 -- Other Information - None

Item 6 -- Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           31.1 Chief Executive Officer's Certification Pursuant
                                to Section 302 of the Sarbanes-Oxley Act of 2002

                           31.2 Chief Financial Officer's Certification Pursuant
                                to Section 302 of the Sarbanes-Oxley Act of 2002

                           32.1 Certification Pursuant to 18 U.S.C. Section
                                1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           32.2 Restated MPSI Systems Inc. Matching Investment
                                Plan, effective January 1, 2003

                  (b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.

                                          MPSI SYSTEMS INC.

Date November 13, 2003                    By   /s/ Ronald G. Harper
                                             -----------------------------------
                                              Ronald G. Harper, President
                                              (Chief Executive Officer) and
                                              Director

Date November 13, 2003                    By   /s/ James C. Auten
                                             -----------------------------------
                                              James C. Auten
                                              Vice President
                                              (Chief Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                   Description
-------                                  -----------
 31.1             Chief Executive Officer's Certification Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

 31.2             Chief Financial Officer's Certification Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

 32.1             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.1             Restated MPSI Systems Inc. Matching Investment Plan, effective
                  January 1, 2003.