Form 10KSB
period 2003-12-31
MPSI SYSTEMS INC
filed 2004-02-13
CIK 714540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to
Commission file number 0-11527

MPSI SYSTEMS INC.

(Name of small business issuer as specified in its charter)

Delaware	73-1064024
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4343 South 118th East Avenue, Tulsa, Oklahoma 74146
(Address of principal executive offices and zip code)

Issuer’s telephone number, including area code (918) 877-6774

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

     Yes    X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-KSB. ☒

     The issuer’s revenues for fiscal year ended December 31, 2003 were $10,825,000.

     The aggregate market value of common stock held by non-affiliates of the registrant on December 31, 2003 was approximately $191,000.

     The number of shares outstanding of the registrant’s common stock was 2,911,781 shares of $0.05 Par Value Common Stock as of December 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the annual meeting of shareholders presently anticipated to be held in April 2004 are incorporated by reference into Part III.

     Transitional small business disclosure format: Yes          No    X

MPSI SYSTEMS INC.
FORM 10-KSB

PART I

All statements other than statements of historical fact included in this Form 10-KSB, including without limitation statements under “Management’s Discussion and Analysis or Plan of Operation” and “Business” regarding the Company’s financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Form 10-KSB, words such as “anticipate,” “believe,” “estimate,” “expect” “intend,” and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to technological change, product development risks, competitive factors, pricing pressures and general economic conditions. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties, and assumptions relating to the operations, results of operations, growth strategy, and liquidity of the Company.

ITEM 1. BUSINESS

General

     MPSI is a US company founded in 1970 by Ronald G. Harper, its present chairman. The Company was incorporated under the laws of the state of Delaware and is also authorized to do business in Oklahoma, the site of its global headquarters. The operations of MPSI are comprised of one principal business wherein it provides decision support products and services primarily to petroleum-oriented convenience retailers. MPSI’s core competency is retail analytics, which encompasses (a) the development of computer software to model consumer behavior in convenience retail situations, and (b) the development of strategic geographic information systems (“GIS”) databases concerning specified markets (“Market Studies”) designated by clients. These products and services are designed to meet retail network planning requirements of the Company’s clients, who have traditionally managed large multi-outlet retail networks.

     The Company’s decision support services have been directed primarily at planning requirements for petroleum companies and other multi-outlet retailers who were concerned with retail site selection and retail network optimization. MPSI products provide computerized models of specified retail markets which enabled its clients to predict sales volumes at proposed new retail sites, while at the same time indicating the effects of each new outlet on sales volumes at both the client’s and competitors’ existing outlets. The Company’s operations are characterized by geographic sales diversification, centralized management, centralized market study production and centralized product research and development.

     MPSI’s flagship product suite centers on its core “retail planning” software, Retail ExplorerTM — (REX), a modular and generic high-end spatial interaction model. Additionally the Company develops and maintains a considerable data warehouse of business location and operational information for key markets around the world. These initiatives were designed to make MPSI the “one-stop” shop for clients whose retail planning needs span the gamut from raw data through sophisticated applications software, to the ultimate “solution” (rather than the tools and data to develop a solution in house).

     Economic factors such as deregulation in certain foreign petroleum markets and merger activity among a number of MPSI’s traditional clients over the last three years have severely impacted the levels of orders for MPSI services as customers struggled with internal organization and profitability issues. Management has deployed continuing technology upgrades and has introduced a variety of retail optimization services to meet competition in this period of declining order volume. Substantial pressure on infrastructure and operating costs have led to a series of downsizing actions, including the most recent structural changes effective in March 2003.

•	The roll out of new Retail Explorer™ (REX) software for U.S. customers in 1999, combined with the introduction of new price management and modeling software for global use positioned MPSI to combat competition in spite of significant price pressure and client merger activities from 1999 through 2002. The modeling methodology inherent in the REX and pricing software made it possible for MPSI to reduce the amount/types of data necessary for model development. As a result, the Company was able to streamline its retail database (market studies) production process, which allowed it to pass through price savings to its customers.

•	The 1998 formation of DataMetrix Inc. (see further discussions hereinafter) was intended to leverage MPSI’s retail data warehouse as a vehicle whereby the Company could begin serving a more diverse population of clients outside its traditional petroleum-oriented convenience retailing niche. Product and brand development occupied most of the interval through January 2000, at which time the data suite of products was commercially released. The revenue growth rate has been disappointing for DataMetrix, and the burden on corporate liquidity (both internally generated and from outside sources) was substantial over the two-year start-up period. (See additional discussion regarding liquidity in Management’s Discussion and Analysis.) In response to these issues, MPSI significantly downsized this operation in several phases from 2000 through 2002. MPSI continues DataMetrix product sales as part of the MPSI product suite going forward, and DataMetrix products are an integral part of partner development initiatives aimed at increased sales penetration of the petroleum-oriented retail sector.

Products and Services

     The Company markets its services in the United States, Europe, Africa, Canada, South America, the Caribbean Basin, Japan, India, China and Asia. See Note 6 to the Consolidated Financial Statements for financial information addressing foreign and domestic operations and export sales. Generally, the Company’s marketing activities center on personal presentations to existing and prospective clients, client referrals, proposal submissions, selective mailings, limited print advertising, seminars and trade show participation. Most of the Company’s clients are presently identified by the Company’s direct sales force. In the future, use of the Internet and business partnerships (value-added resellers) are expected to play an increasingly significant role in sales and marketing (as well as product delivery) activities.

     The Company’s operating cycle and cash flow are dependent upon the timing of client orders for market studies. Many studies are high dollar projects and, consequently, the timing of market study production and the resulting revenues are subject to a degree of quarterly fluctuation. Quarterly/annual revenues can also be impacted by the timing of software license agreements. Accordingly, management believes that quarterly results may not be indicative of results for full fiscal years and that the comparability of annual revenues and profitability should also be evaluated giving effect to the potential impact of contract timing.

     Economic conditions throughout the world have had varying degrees of impact on the Company’s products. Volatile oil prices and unsettled economic conditions in a number of MPSI’s target markets negatively affected the Company’s volume of new business in fiscal 2003 and 2002. More than 96% of consolidated revenues were derived from the petroleum industry during the fiscal years ended December 31, 2003 and 2002. In each of those fiscal years, MPSI derived revenues representing 10% or more of consolidated revenues from certain clients, together with their affiliates, as set forth below (in millions of dollars):

	Years Ended December 31

	2003		2002

	Amount	%	Amount	%

ExxonMobil	$1.1	10	$1.7	14
BP Amoco	1.4	13	2.0	16
Nisseki-Mitsubishi	1.3	12	*	*
Caltex-Chevron-Texaco	1.9	18	*	*

*	Below 10% for this period.

     The Company would be adversely affected if certain petroleum industry clients curtailed their long-term usage of MPSI products. For example, in October 2001 ExxonMobil notified MPSI that it would explore alternatives to certain MPSI convenience retailing products and ultimately elected to utilize other modeling technology. MPSI was able to partially replace that business from new customers, but the ExxonMobil decision is a significant component of the revenue decline in 2002 and 2003.

     The following table shows the percentage of total revenue from operations that the Company derived from various sources during each of the last two fiscal years.

Revenue Derived From Key Products and Services (%)

	2003	2002

Data services	67	57
Software technology	10	6
Retail Analytics / Consulting	23	37

	100	100

     Described below are the computer applications software, information databases and other services currently provided by the Company.

Data Services

     The Company also constructs customized market study databases that are the primary informational sources used by the retail planning and pricing software. The database construction process involves (a) acquisition of digitized geographic street maps, traffic counts, and demographic demand data from governmental agencies or independent suppliers, (b) on-site field survey of retail outlet supply information by MPSI personnel or contract surveyors, (c) collation of all demographic demand and supply information into a specified data layout, (d) data editing and quality control checking, and (e) preparation of the client-specific deliverables. Separate contracts govern each database order by a client and generally require advance payments by the customer to fund field survey and other start-up costs. There is no retainage provision relative to these production-type contracts. These databases are available in the following forms:

   National Databases. MPSI has undertaken national databases in countries like Japan and Korea, which databases include retail information throughout those countries. These databases are used by clients who possess a large number of retail sites and who wish to analyze market conditions and evaluate site locations in metropolitan areas on a regular basis. The supply and demand data used in this type of study is collected by the Company. National database projects generally involve segmentation of the target country into manageable regional sub-units to which MPSI then applies the same basic process described under “Market Area Studies” below. Once all regional units have been added to the data set, MPSI generally contracts to provide periodic refresh services thereby generating ongoing revenue. Once the data is available, the client can apply various data analysis technologies (see Software Technology below) in order to glean critical market intelligence for use in capital and operational planning.

   Market Area Studies (“MAS”). These studies combine retail outlet survey data gathered by MPSI with street files, demographic data, digital outlet photos and traffic information. If the customer wishes, they may also contain client-specific information. Portions of the data can generally be leveraged as a major part of other projects, including consulting services discussed below, in the same market for clients in the same or comparable retail industries.

   Mini-Market Area Studies. These studies are similar to the MAS except the area studied does not contain more than 75 outlets. Likewise, the accompanying study deliverables are scaled down.

   Single Site Studies. These studies are used to evaluate market conditions or the effects of various operating decisions at a specific location within a specified geographic area.

     For customers who may wish to acquire only certain data components rather than integrated data/technology, MPSI offers a variety of options:

   StreetMetrix® is a geo-spatial road network data set designed for use with a variety of commercially-available GIS software. Although other more expensive systems are available for users who require a high degree of spatial accuracy or secondary street information, StreetMetrix is a cost effective tool for retailers whose primary interest is the road network applicable to likely retail outlet locations.

   TrafficMetrix® provides the most extensive and current traffic volume data available for most major markets in the US.

   Demographic data is available across the US through a strategic partnership with Applied Geographic Solutions.

     In addition to the standard data service projects discussed above, MPSI undertakes custom survey activities. A prime example of such services is MPSI’s PriceTracker service. Clients select a customized list of outlets in given markets and specify the frequency of price determination. MPSI collects that data and provides regular data downloads to the customer who can then refresh any databases used in operational decision making.

Software Technology

     The Company’s primary convenience retailing applications software is Retail Explorer™ (REX), the initial version of which was released in the U.S. in September 1999. REX versions were released in all MPSI service regions by the end of fiscal 2002. REX allows clients to maximize their capital planning in the areas of (1) new retail site location where the system provides an objective measure for comparing available sites based on competition and convenience to demand, (2) identification of outlets to divest where the system isolates and evaluates client locations that have poor performance, (3) identification of outlets to be rebuilt by identifying sales potential to be realized by remodeling or reformatting specified outlets and (4) assessing multiple profit centers by forecasting the potential benefits of retailing complementary products and services. The dynamic, yet straightforward, user interface in the Retail Explorer products provides easy access to a suite of powerful retail analysis applications, including GIS (Geographic Information System) and predictive modeling. The user can evaluate and predict customer and retail store behavior and present information in any number of ways, including thematic maps, dynamic graphs, or HTML reports. Exciting capabilities include quadrant analysis (evaluate potential sites as investment and/or divestment candidates), updated or extended databases (revise the data set to reflect ongoing or theoretical supply and demand changes in the market) and customization (enhanced marketing strategies based on imported proprietary data or third-party data). REX products are generally licensed on a perpetual basis and joined with MPSI market study databases (see Data Services) selected by the user.

     In 2002, MPSI released its first web-enabled retail planning software - LocationXpert®. It is a complete online modeling, analysis and mapping tool designed specifically for retailers. This premium package incorporates a gravity-based model that generates relative site strength indices. It combines expenditure variables the user considers important with embedded street files, demographic data and traffic information to assess sites within a 5-mile trade area that appear to have the best market potential for the user’s retail concept. LocationXpert is available in a variety of subscription options which allows the user to obtain proven retail analytics technology tailored to planning needs and budget. Online retail gasoline and convenience store data is available for markets in the US through MPSI’s SiteMetrix™ product. This newest addition to MPSI’s family of LocationXpert products gives the user scalable access to more than 100 characteristics for each available site.

     MPSI’s Data Manager™ system is a simple and straight-forward way to turn massive amounts of data into meaningful market intelligence in situations where modeling is too expensive or beyond the user’s level of sophistication. This robust, customized information system correlates and geographically displays such diverse information as retail outlet survey data, digital outlet photographs, average daily traffic counts, demographics and customer segmentation data. The user can easily write data queries and create thematic maps that clearly display key market intelligence for decision making.

     In the pricing arena, MPSI offers decision support software to meet several client planning needs: Price Zones® software (“PZS”) allows a client to establish different pricing zones within major markets relative to supplying its dealer networks with petrol fuels. PriceIt! Pro® allows a client to react to competitive price changes on a daily/hourly basis at the individual outlet level in order to set prices for the ultimate consumer. MPSI’s newest product, the StreetBack Pricing® (“SBP”) system incorporates Price Zone methodology in order to group outlets for the purpose of identifying competition. Once competition is identified, the client selects representative outlets for price tracking surveys and then formats that pricing data into a data set to feed the SBP software. Based on competitive factors and the client’s desired margins by product, SBP determines the price at which desired sales volume to the dealers can be achieved. Pricing software is generally licensed on a perpetual basis for each retail outlet utilizing the software.

     Licensed software clients generally use PC-based software on laptop or desktop computers but may also utilize certain models in workstation or Internet environments to facilitate multi-user access. For this type of activity, clients may utilize the retail planning software and information databases on their own computer facilities, may dial in to MPSI’s computers and use the software interactively (subject to certain usage restrictions), or may elect to have MPSI run tactics (that is, pose “what if” questions) on MPSI’s computers. In cases where software is installed on client networks, the Company may charge for installation of the software and training of the client’s personnel. A client may then run unlimited tactics on its own equipment. If tactics are run on the Company’s computers, the client pays a fee per tactic. The Company’s software license agreements contain broad restrictions on the use and disclosure of the software by the client. See “Trademarks, Copyrights, and Licenses” below. MPSI provides full maintenance (postcontract customer support) services for its modeling software globally and, where necessary, training of and consultation with client staff. Prices for these software products are based upon formulas which address geographical boundaries, number of retail outlets, number of software seats and other factors.

Retail Analytics/Consulting

     In recognition of the fact that some retailers may prefer assistance from a retail expert to help meet their planning challenges rather than technology and data, MPSI provides retail analytic consulting services. Such services might include market entry strategies (Preferred Market Analysis, benchmarking, S-curve strength/weakness analysis), optimization analyses (Capital Optimization, Price Optimization or Operational Optimization) and market exit strategies (divestment analyses). In contrast to typical “opinions” from traditional consultants, MPSI’s retail analytic services are based upon application of proprietary mathematical analyses that provide verifiable substance to retail recommendations.

Competition

     Over the last several years, there has been a worldwide trend toward product development of a type competitive with MPSI due to the availability of computer resources and acceptance of retail modeling theory. The Company believes its competition lies in two areas: first and foremost, in the information technology and market research staffs of petroleum companies or potential customers who develop and manage their own software and data; and second, in consulting firms and data companies which compete for portions of the Company’s business. More recently, low-priced competition has arisen from traditional GIS data houses and other smaller competitors who offer partial solutions to customer analysis needs.

     The Company has found that the market research staffs of some large petroleum companies, supported by their internal IT groups, continue to concentrate on in-house data gathering and customized site selection methods, while other companies with more limited resources must consider low cost alternatives for obtaining market information. To be successful, MPSI must overcome the desire of its customers for total control on the one hand and cost sensitivity on the other. It has been MPSI’s experience that clients often encounter substantial cost barriers relative to internally-developed systems. Without the economies of scale, data gathering expertise and modeling sophistication that MPSI has obtained during its 33-year existence, clients often find that systems developed in house may be more customized to their particular situation and may appear to cost less to develop initially (i.e., incremental pricing methods do not generally include costs of their internal development personnel), but are expensive to maintain given changing market conditions, require market information with an inherent degree of accuracy which is difficult to obtain with internal resources, and the results of such systems do not justify the associated costs and effort. Additionally, as clients or potential clients struggle to manage operating costs and consider outsourcing certain activities where economically feasible, the capabilities of companies like MPSI offer an attractive alternative to internal systems.

     Because of the trend in large companies to outsource certain functions and because of the growth in business consulting generally, independent consulting and research companies have challenged certain products the Company offers such as demographic data collection, geographic databases, retail outlet surveys, retail consulting, pricing applications, and single site studies. Occasionally, such consultants are engaged to develop a proprietary internal model for their clients. Often competitive services of this type are offered by independent consultants as part of a larger consulting project wherein pricing for the retail planning segment can be very competitive with MPSI’s pricing. Certain of such companies are offering computerized tools and services which, the Company believes, are not as sophisticated as MPSI products but may be attractive to customers willing to sacrifice accuracy for a lower cost solution to their business needs.

     The Company believes it competes with the internal solution and the external consulting firms by providing generic, high-quality, sophisticated software and reliable, accurate databases at a reasonable cost. MPSI further believes its historical expertise and success in the areas of volume projections and retail network planning provide a substantial barrier to entry for competitors in the petroleum and convenience retailing sectors. Further, MPSI’s maintenance programs and its service to multiple clients in multiple geography result in products that reflect the most up-to-date decision support methodologies and market information available. The Company attributes its ability to provide these quality products and services to the expertise and experience of its personnel.

     By focusing on PC-oriented and Internet products and services, the Company believes it is also well positioned to challenge “lower cost competitors.” MPSI’s data collection techniques allow more timely and regular updating of market data using handheld data collection technology and PC-based data transmission and delivery technology. These processes have reduced MPSI’s data collection costs relative to market studies and thereby allowed the Company to leverage data already collected or to collect custom data for clients who may not require full market study information. MPSI’s ability to take on data projects involving a single retail site or a national database (as demonstrated in Japan and Korea) has been an effective weapon against smaller competitors. The Company believes it is competitive with other companies who have targeted customers with limited retail market resources.

     In addition to addressing low-cost competitors, MPSI regularly evaluates potential strategic alliances with independent companies who will allow MPSI to offer a wider variety of integrated products and/or provide a wider product distribution system. The target firms will be those who service industries in which MPSI has historical expertise (e.g., petroleum, government/postal, and banking). Such alliances can also provide MPSI the opportunity to sub-contract portions of larger consulting projects thereby establishing MPSI’s credibility with the client and allowing interface with customer personnel who are potentially valuable sales contacts for future business. As an integrated service provider and trusted advisor that can draw on both its own resources and also bring to bear specific expertise of its business partners to meet a client’s needs for a variety of retail decision support information and services, MPSI can combat both the small competitor’s pricing pressure (because the client can identify the added value of MPSI’s multi-purpose data and software as compared to the individual product or service pricing by a competitor) and the larger consulting firm’s encroachment on retail business segments (by offering particular industry expertise and a proven track record in our retail planning niche which the larger firms cannot equal).

Backlog

     The Company’s December 31, 2003 and 2002 backlog consisted principally of orders for market information databases (2003 — $3,244,000 and 2002 — $6,163,000) and multi-year commitments by customers for software and maintenance services (2003 — $746,000 and 2002 — $1,134,000). The Company expects that the market information databases in backlog at December 31, 2003 will be recognized in fiscal year revenues as follows: 2004 — $2,505,000, 2005 — $478,000, 2006 — $227,000, 2007 — $33,000 and beyond — $1,000. Maintenance and support services in backlog are the result of noncancelable client contractual obligations to purchase support services generally over periods of three to five years. Such revenues will be recognized, and backlog accordingly reduced, on a ratable basis over the life of each underlying agreement. Of the aggregate software and maintenance backlog at December 31, 2003, future fiscal year revenues are expected to be recognized as follows: 2004 — $366,000, 2005 — $234,000, 2006 — $85,000, 2007 — $45,000 and 2008 — $16,000.

Employees

     As of December 31, 2003, the Company employed 67 people. Of the total employees, there are 33 in sales/consulting; 14 in research and development (which includes software development and system support); 9 in database analysis and production; and 11 in management, administration, and finance. Of these, 52 are employed in the United States and 15 are employed in foreign countries.

Product Development

     MPSI’s product development cycle consists of four primary stages. During the product specification phase the Company identifies the initial requirements of the software, determines the functional requirements and begins the initial design. During this stage, the Company sets forth the database requirements as well as the hardware, operating systems, third-party imbedded software and general functional requirements. From this information a business plan, conceptual prototype and a project plan are developed. The prototypes developed during this stage are not fully functional prototypes, but are designed to present the “look and feel” of the end product. Upon completion of this phase, the Company has generally completed a detailed program design and, accordingly, established the technological feasibility of the project. Following the product specification phase, the project enters the build phase where actual software programming takes place. Once coding is complete, the project enters the quality assurance phase that encompasses various internal systems testing and user acceptance testing. Once testing is complete, the project enters the implementation phase where hardware and software installation procedures and user documentation are finalized.

     Software development costs incurred prior to completion of the detailed program design are expensed as research and development costs. Costs incurred during the build, quality assurance and implementation phases are generally capitalized. At the point where the software product is ready for general release to the customers, capitalization of costs ceases.

     Over the last three years, the major development efforts of the Company have been directed toward (1) enhancement of retail planning products in order to extend petroleum utilization around the world, (2) development of web-enabled versions of certain products, and (3) incorporation of internally developed or third-party software in order to enhance the user interface, speed and efficiency of MPSI technology.

     Implicit in the MPSI technology design is (1) less expensive and less complex client deliverables, (2) modular architecture which will yield maximum flexibility for interface with existing client technology and maximum flexibility for MPSI to apply its technology to industries other than retail petroleum, (3) a substantially reduced data requirement thereby significantly reducing data gathering costs, (4) a higher degree of predictive accuracy in geographic areas of sparse housing density (high transient areas) and (5) improved predictive capabilities with respect to convenience stores.

     As noted above, one of MPSI’s key initiatives has been the development of certain software and data products for use and/or delivery via the Internet. In 2002 this resulted in LocationXpert®, a web-enabled retail analysis tool with a less complex retail model embedded in it. This product has been licensed in the US and in Japan (where it was principally responsible for revitalized business in that service region). Not only has this initiative allowed the Company to revitalize business with certain clients but has also provided an opportunity to reach a much broader client base. In late 2003, the Company introduced SiteMetrix™, a web-enabled data acquisition and analysis subset of LocationXpert.

     During the years ended December 31, 2003 and 2002, the Company spent $1,417,000 and $2,011,000, respectively, on research and development or enhancement of new products and the maintenance of existing products. The amounts spent on research and development were primarily Company sponsored, meaning there was no material amount of direct recoupment of expenses from clients.

Trademarks, Copyrights, and Licenses

     The Company holds a number of trademarks, some of which are registered at the U.S. Patent and Trademark Office. To date, registrations have been sought in the United States, United Kingdom and Mexico. Set forth below are the Company’s trademarks and final filing dates required to renew trademark status.

PRODUCT	STATUS OF MARK	DATE

Dollar Sign Design	Registered	April 23, 2008
Facility/Location Volume	Registered	February 11, 2007
Facility/Location Volume	Registered	February 6, 2006
LocationXpert	Registered	November 5, 2008
Location Volume	Registered	February 11, 2007
Location Volume	Registered	July 23, 2006
MPSI	Registered	September 18, 2004
MPSI	Registered	October 29, 2011
MPSI and Design	Registered	November 5, 2011
MPSI’s CAPS	Registered	September 18, 2006
MPSI’s CAPS	Registered	November 12, 2006
MPSI Systems	Registered	September 18, 2006
Price Zones	Registered	November 5, 2008
PriceIt!	Registered	March 12, 2008
PriceIt! Pro	Registered	October 29, 2008
PriceTracker	Trademark	Common Law Rights
PVO	Registered	January 2, 2006
PVO	Registered	April 2, 2006
Retail Explorer	Registered	March 11, 2009
StreetBack Pricing	Registered	January 21, 2009
DataMetrix	Registered	September 19, 2006
StreetMetrix	Registered	October 31, 2006
StreetMetrixPlus	Registered	October 31, 2006
TrafficMetrix	Registered	December 19, 2006

     The Company does not hold any patents or registered copyrights. The Company’s long-term software license agreements require customer acknowledgment of the proprietary nature of the Company’s software. The Company relies on these agreements, together with trade secret laws, internal nondisclosure safeguards, and international treaties, to protect its products. To date, the Company has had no indication of any material breach in the security of its products. Should a material breach in the security of the Company’s software products occur, it might have the impact of reducing the current barriers to entry for competitors and thus adversely affect long-term results of Company operations. The Company’s modeling methodology, mathematical modeling algorithms and data gathering processes have been developed over an extensive period of time and would, in the absence of a material breach in the security, require potential competitors a substantial period of time to duplicate. Even in the event that a material breach did occur, such as a reverse engineering of an MPSI software product, the Company believes that because of the annual change in technology, the retail markets served, and the regular software upgrades potentially associated therewith, such breach would not result in a material adverse effect on the Company’s short-term business because new versions of its products would likely reduce the competitive value of older versions breached by potential competitors.

ITEM 2. PROPERTIES

     All office facilities are leased, including the headquarters lease that expires in June 2004. The Company’s principal facility and corporate headquarters in Tulsa, Oklahoma (45,000 square feet) is the primary location for software development and market study production. Small leased offices in Bristol, England; Johannesburg, South Africa; Tokyo, Japan; Seoul, South Korea and Shanghai, China remained the Company’s principal client liaison facilities in those areas at December 31, 2003. Management believes that the various facilities are in good condition and are properly sized to meet anticipated business levels.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s Common Stock currently trades OTC on the pink sheets (described in more detail below). The trading symbol is “MPSI.” Information in the table below reflects the high and low sales prices reported by Pink Sheets LLC. Over-the-counter quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions. Although an active trading market for MPSI Common Stock has existed for brief periods in the past, currently MPSI shares are only sporadically traded. Consequently, the following information may not constitute meaningful market information.

	LOW	HIGH

Fiscal 2002
First Quarter Ended March 31, 2002	$0.10	$0.68
Second Quarter Ended June 30	0.39	0.75
Third Quarter Ended September 30	0.26	0.36
Fourth Quarter Ended December 31	0.06	0.32
Fiscal 2003
First Quarter Ended March 31	$0.11	$0.28
Second Quarter Ended June 30	0.11	0.15
Third Quarter Ended September 30	0.11	0.15
Fourth Quarter Ended December 31	0.11	0.51

     The 2,911,781 shares of Common Stock outstanding at December 31, 2003 were held by 882 stockholders of record. At that date, an additional 30,500 shares were subject to options to purchase Common Stock (See Note 7 to the Consolidated Financial Statements). The per share price on December 31, 2003 was approximately $0.16.

     During the years ended December 31, 2003 and 2002, MPSI issued no additional securities or stock options.

     The Company has not paid cash dividends since its inception. The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The following table provides information regarding outstanding employee stock options:

Number of securities
remaining available
	Number of		for future issuance
	securities to be		under stock option
	issued upon	Weighted-average	plans (excluding
	exercise of	exercise price of	securities reflected in
	outstanding options	outstanding options	column (a))
Plan category	(a)	(b)	(c)

Stock option plans approved by security holders	30,500	$1.85	191,000
Stock option plans not approved by securities holders	—	—	—

Total	30,500	$1.85	191,000

ITEM 6. — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following tables set forth, for the periods indicated, certain items in the consolidated statements of operations:

	Years Ended December 31,

	2003	2002

Operating Data:
Revenues	$10,825,000	$12,201,000
Net income (loss)	1,000	(1,889,000)
Per share:
Basic income (loss) per common share	$0.00	$(0.65)
Weighted average common shares outstanding	2,912,000	2,912,000
Diluted income (loss) per common and common equivalent share	$0.00	$(0.65)
Weighted average shares of common stock and dilutive common stock equivalents outstanding	2,912,000	2,912,000

     The following supplemental unaudited quarterly information is presented in order to reflect intra-period trends:

In Thousands	2003				2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenues	$2,239	$2,927	$2,968	$2,691	$4,023	$3,060	$1,686	$3,432
Gross profit	1,203	1,538	1,662	1,469	2,363	1,764	648	1,942
Operating expenses	1,713	1,448	1,339	1,262	2,320	2,376	1,758	1,709
Operating income (loss)	(510)	90	323	207	43	(612)	(1,110)	233

Results of Operations

     CONSOLIDATED OPERATIONS. MPSI reported net income of $1,000 on revenues of $10.8 million for the year ended December 31, 2003 compared with a net loss of $1,889,000 or $.65 per share on revenues of $12.2 million for the comparable year ended December 31, 2002. The 2003 fourth quarter’s positive results (net income of $191,000 or $.07 per share) also represents the third consecutive quarter of profitability after a significant loss was recorded in the first fiscal quarter ended March 31, 2003. The March 2003 negative results prompted management to institute a further reduction in force, which affected all operating units and has thus far been successful in improving Company profitability.

     While the annual results for 2003 are not on par with management or stockholder expectations, they do reflect a positive trend compared with net losses over the previous three fiscal years. MPSI continues to face negative economics in its principal customer niche, petroleum-oriented convenience retailing. Among those effects are (1) generally poor retail petroleum margins affecting many multi-national oil company clients and (2) poor economic performance in the US and Japanese economies, both of which have plagued the Company for the last several years. Although revenue declined again in 2003 ($1.4 million or 11% compared with fiscal 2002) the rate of decline versus prior years is slowing, and if the last three fiscal quarters of 2003 are any indicator (consistent revenue at approximately $2.9 million per quarter), the Company may finally be stabilizing its revenue pattern. With the cost reduction measures undertaken in March 2003 and the improving operating results subsequent to the first fiscal quarter then ended, management believes the Company’s present cost base to be properly aligned with revenue expectations. These cost reduction measures were taken mainly in areas of the Company with excess capacity and, accordingly, resulted in no loss of technology or customer support capabilities.

     Consolidated gross profit for 2003 (54% as a percentage of revenue) was consistent with 2002 although the 2003 revenue decline noted above generated approximately $845,000 less gross profit in dollar terms than was experienced in 2002. Such margins continue to reflect what in management’s opinion is a positive attribute — stabilized variable production costs despite fewer leverage opportunities inherent in the lower revenue base. Management continues to develop alternative means of meeting peak production requirements without increasing fixed staffing levels. Production capacity is, in management’s opinion, sufficient to handle revenue fluctuations in the foreseeable future.

     Comparison of consolidated operating expenses for the year ended December 31, 2003 with 2002 must take into account certain restructuring expenses in 2002 and 2003 which management hopes will not impact future periods. These measures included closure of certain foreign offices and reduced staffing in the 2002 comparative period, which resulted in accrued expenses of $717,000. Similarly in 2003 the Company accrued severance costs of $102,000 associated with its decision not to recall most employees furloughed in March 2003. Such expenses have been factored out of the following discussion of ongoing operating expense fluctuations. Consolidated operating expenses were $5,762,000 in 2003 as compared with $8,163,000 in 2002. The net reduction of $2,401,000 (29%) between 2003 and 2002 is attributable in large measure to the ongoing benefit of force reduction and office closure actions taken in late March 2003.

     Ongoing consolidated general and administrative expenses for 2003, excluding severance and restructuring costs in each year, were down $695,000 or 29% compared to 2002. The primary contributor to the decrease was reduced administrative staffing costs and associated benefits.

     Consolidated marketing and client service expenses for 2003 were down $816,000 or 23% as compared to 2002 due primarily to internally imposed travel constraints and the 2002 closure of certain foreign offices.

     Consolidated research and development expenses (excluding amounts capitalized for product development as discussed under Financial Condition and Liquidity below) in 2003, were down $275,000 compared with 2002. This decline reflects both the March 2003 staffing reductions and fluctuation in the number of software development resources dedicated to new capitalized software technology as discussed hereinafter.

     Other income and expenses reflect principally interest and foreign exchange transactions. Interest expense was $64,000 in 2003 compared with $257,000 in 2002. Declines reflect bank debt that was outstanding in 2002 until the final $550,000 was liquidated in November of that year. The interest costs in 2003 are principally related to ad hoc supplier financing arrangements.

     The Company’s operations and contract methods can result in periodic foreign exchange gains and losses. MPSI enters into multi-year contracts for market studies, some of which are denominated in foreign currencies (principally the Japanese Yen and the British Pound Sterling). This exposes MPSI to exchange gains or losses depending upon the periodic value of the US Dollar relative to the respective foreign currencies. The Company experienced exchange gains of $34,000 during 2003 compared with exchange losses in 2002 of $7,000. Although MPSI anticipates continuing exposure to exchange fluctuations from these sources, no material adverse effect is expected as the Company denominates a limited number of contracts in foreign currencies. The Company does not utilize derivative financial instruments to hedge its foreign currency risks.

     The Company reported an income tax benefit of $65,000 in 2003 compared to income tax expense of $196,000 last year. Income taxes of $53,000 in 2003 and $196,000 in 2002 related primarily to foreign taxes withheld at the source by customers which are subject to significant fluctuation from year to year depending upon the timing of customer payments from certain geographies abroad. However, such taxes in 2003 were offset by the reversal of $118,000 deferred tax liabilities recorded in prior years. The reversal resulted from the closing of certain foreign offices.

     SEGMENT OPERATIONS. With the latest cost control measures and related restructuring in March 2003, the focus of management is more directly associated with geographic regional operations. Accordingly, the financial information about operating segments is presented relative to three general spheres of operations: the Americas Region, the Europe/Africa/Middle East Region, and the Pacific Rim Region. MPSI does not allocate corporate overhead expenses or corporate assets to operating segments. Set forth below are commentaries concerning the principal operations of the three operating segments:

•	AMERICAS REGION. This operating region encompasses activities in North America and Latin America. Although MPSI enjoyed an upsurge in revenue and gross margin from customers in Central America earlier in fiscal 2003, most of the revenue and profit potential for this region centers on activities in the US. Poor economic performance by the US economy and lower retail margins by many of MPSI’s traditional petroleum company customers has resulted in very conservative retail investment over the last twelve months. As a result, MPSI’s revenue in this segment decreased approximately 32% while contribution margin improved 4% during 2003 compared with 2002. The revenue decline directly contributed to lower margin opportunities for the Company, but that was offset by management’s reduction of operating expenses in March 2003 and by a change in the mix of leveragable multi-client projects that had the effect of raising contribution margin from this segment. Large petroleum retailers, historically MPSI’s mainstay customers, are exploring alternative ways to “retail,” including expanded dealer organizations and third-party operators. While it is not true across the board, these tactics suggest that retail decision-making may ultimately shift more in favor of smaller, more nimble petroleum / convenience retailers, which is a customer segment that MPSI has traditionally served only passively. As noted above, organizational recognition of this dynamic has been given by management as some sales, marketing and technology resources have been shifted to focus on this new and potentially significant customer segment. Those customers who intend to stay in company-operated retailing are seeking empirical methods of optimizing their networks. Accordingly, MPSI has introduced optimization technology services and recently undertaken initial projects in North America. Client feedback has been very favorable as MPSI has been able to assist client retail experts in determining how to save millions of capital investment dollars while maximizing their return on investment.

•	EUROPE/AFRICA/MIDDLE EAST REGION. This operating region encompasses MPSI activities in Europe, Western Asia, Africa and the Middle East. At present, most activity is concentrated in Eastern Europe and South Africa. As is the case in the US, MPSI’s traditional multi-national petroleum retail customers in Europe have been increasingly conservative with their investment dollar. Some customers have chosen to reduce their retail networks via sell-off. Smaller regional or country specific petroleum retailers are taking up the slack and these “new customers” are now searching for technological assistance necessary to manage larger networks. Here again, MPSI has restructured its sales force to more directly target the alternative retailer while maintaining its existing multi-national customer network. However, as such restructuring and targeting efforts are recent, they have not yet been fully reflected in operating results for this segment, which experienced a significant drop in revenue ($474,000 or 36%), and in contribution margin ($134,000 or 85%) in 2003 compared with 2002. New opportunities in Eastern Europe for 2004 may enhance the recent uplift in South Africa.

•	PACIFIC RIM REGION. This operating region encompasses MPSI activities in Japan, Eastern Asia (including India), Southeast Asia and Australia/New Zealand. This operating segment has experienced the least fluctuation from world economic events. Additionally, although MPSI has traditionally undertaken services in favor of multi-national petroleum retailers in this region, more of MPSI’s 2003 activities have centered on the large national and regional petroleum retailers in certain key countries of the region. Hence, MPSI has enjoyed a significant increase in revenue ($1,752,000 or 66%) and contribution margin ($1,360,000 or 256%) for 2003 compared with 2002. This is principally due to customer interest in the region for highly leveragable national databases in several countries. Based largely on the coupling of web-enabled modeling technology with national databases, the Company has been able to improve results in Japan and elsewhere in this region. These projects maximize the Company’s resources and at the same time provide the customer with a considerably broader perspective on their national markets.

Financial Condition and Liquidity

     The Company’s primary measure of liquidity, working capital, was a deficit of $(741,000) at December 31, 2003 compared with $(1,465,000) at December 31, 2002. MPSI generated positive cash flow from operations during 2003 ($184,000 versus $1,651,000 positive cash flow last year), with the decline primarily related to a large client prepayment in late 2002 that did not recur in 2003 (which was used in part during 2002 to liquidate the Company’s bank debt). Cash reserves at December 31, 2003 of $892,000 are up 3% compared with 2002 despite a reduction during 2003 of overall accounts payable and accrued liabilities by $512,000. One of the principal reasons for the improved working capital is that during 2003 the Company successfully worked off its deferred revenue obligation (see below) to several customers who had made significant prepayments to MPSI at December 31, 2002. The Company is satisfactorily meeting its ongoing operating liquidity needs overall, despite an occasional cash pinch and the increasing costs of remaining a public company in light of the Sarbanes-Oxley Act. With respect to the increasing costs and risks associated with being a public company, management has undertaken a privatization initiative. (See ITEM 13(b) which refers to a previously filed Form 8-K that outlines the Company’s rationale for privatization.) A shareholder meeting will be held shortly to approve a reverse stock split in order to effect privatization. Aggregate costs of privatization will be funded from operations but are not expected to materially impact corporate liquidity.

     As noted above, the increase in working capital (decrease in the deficit) during 2003 is partially attributable to the successful production and delivery of prepaid (2002) customer projects, principally in Asia. Further, sales order patterns during the later half of 2003 were erratic and contributed to lower accounts receivable and deferred revenue input. The combination of these events had the effect of reducing deferred revenue by $785,000 or 28% since December 31, 2002. Deferred revenue represents customer prepayments required under product delivery or service contracts for which services have not yet been provided. Despite the deferred revenue reduction, MPSI’s backlog at December 31, 2003 in the amount of approximately $4.0 million, ($7.3 million at December 31, 2002) is still substantial. Backlog contains a substantial number of recurring studies under multi-year client commitments. Of the December 31, 2003 backlog amount, the Company expects to turn over approximately $2.9 million during 2004. Because customer commitments for market studies may entail multi-year terms, the number of such agreements in force may have significant implications on the conclusions to be drawn concerning fluctuations in backlog between accounting periods. For example, if a customer commits to a five-year series of market studies in year one, backlog of that year would substantially increase. Thereafter, as the Company delivers successive market studies, backlog would decline in years 2-4. MPSI’s present backlog is indicative of long-standing customer relationships that are very important to achievement of the Company’s 2004 business plan.

     Revenue-driven liquidity remains a principal focus of management looking forward in 2004. The revenue trends of the last several years and the rise of competitors in certain regional service areas have challenged management to continually re-evaluate business strategies, resource allocations, and cost structure. Management has responded by re-engineering products to be more flexible in meeting the needs of a more diverse customer base. As previously discussed, management acted to conserve liquidity by closing certain foreign offices, reducing employee costs and controlling research and development expenditures in 2002 and 2003. These measures were taken to give the Company time to ramp up revenue from both traditional and new customer targets. In order to position the Company to increase its revenues, management reorganized a portion of its sales force to target new customer segments within the retail petroleum sector, which customer segments had only been served passively by the Company heretofore. Although the average unit sale from the new target customers will likely be smaller, the number of potential customers far exceeds the multi-national market sector the Company has relied on. This partial shift in customer focus should not require any substantial product re-tooling. Management’s plan anticipates only modest revenue improvement in 2004 with continued emphasis on process improvements that will improve operating margins. Achievement of these plan objectives depends on the accomplishment of matters both within and outside MPSI’s control, including the strength of the US economy and the timing of customer decisions. There is risk that adverse economic conditions could persist to the point where management’s plan cannot overturn the recent trends.

     In view of liquidity constraints, capital expenditures have been limited for equipment ($44,000 during 2003 compared with $126,000 during 2002) and capitalized product development expenditures ($113,000 in 2003 versus $436,000 in 2002). The lower product development expenditures in 2003 reflect the normal cycle of new development primarily related to web-enabling certain MPSI modeling capabilities. The Company believes its present REX, Pricing, and Internet retail planning technology far surpass competitive technology.

Off-Balance Sheet Arrangements

     None.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Use of Estimates

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (hereinafter referred to as “GAAP”), and the application of GAAP requires management to make estimates that affect the Company’s reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, the Company could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation of its financial condition or results of operations will be affected.

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

     In addition to these estimates and assumptions that are utilized in the preparation of historical financial statements, the inability to properly estimate the timing and amount of future revenues could significantly impact the Company’s future operations. While the Company’s software allows it to monitor potential revenues and aids in its ability to manage the size of its operations, management must make assumptions and estimates as to the timing and amount of future revenue. Specifically, the Company’s sales personnel monitor the status of all proposals, including the estimated closing date and potential dollar amount of such transactions. The Company aggregates these estimates periodically to generate a sales pipeline and then evaluates the pipeline to identify trends in the Company’s business. This pipeline analysis and related estimates of revenue may differ significantly from actual revenues in a particular reporting period as the estimates and assumptions were made using the best available data at the time, which is subject to change. Specifically, the slowdown in the global economy and information technology spending has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or canceled, all of which have reduced and could continue to reduce the rate of conversion of the pipeline into contracts. A variation in the pipeline or in the conversion rate of the pipeline into contracts could cause the Company to plan or budget inaccurately and thereby could adversely affect the Company’s business, financial condition or results of operations. In addition, because of unpredictable timing of high-dollar contracts, management may not be able to adjust the Company’s cost structure to respond to a variation in the conversion of the pipeline in a timely manner, and thereby the delays may adversely and materially affect the Company’s business, financial condition or results of operations.

Critical Accounting Policies

     In addition to making critical accounting estimates, the Company must ensure that its financial statements are properly stated in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions (e.g., revenue recognition, stock-based compensation, depreciation methodology, etc.). The Company believes that the following accounting policies are critical to understanding the Company’s historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates: revenue recognition, stock-based compensation, the provision for doubtful accounts, capitalized product development costs, income taxes, and foreign currency transactions.

     The Company’s management has reviewed its critical accounting policies, its critical accounting estimates, and the related disclosures with its Audit Committee. These policies, and the Company’s procedures related to these policies, are described in detail below.

•	Revenue Recognition: MPSI uses the percentage of completion method of recognizing revenue for its major consulting and technology projects. Effective January 1, 2003, the Company adopted a revised method of estimating its percentage of completion. In fiscal 2002 and prior periods, the Company aggregated all phases of a production project (contractually and internally) and made its percentage of completion calculation based upon the ratio of actual costs incurred at any measurement date to total estimated costs for the project. Effective for fiscal 2003 the Company has begun to unbundle its project pricing (contractually and internally) so that individual phases of the production process are separately priced (and costed). Accordingly, percentage of completion will be adjusted as each phase is complete and the aggregation of completed phases will represent the overall percentage of completion for the project / contract. Management has elected to make this modification because it is a more conservative and accurate method of determining percentage of project completion and because this method results in financial information about internal profit centers which will be critical to performance evaluation of the production groups and to resource allocation decisions.

The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (“SOP 97-2”) entitled “Software Revenue Recognition” (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, the Company recognizes revenue on multi-year software license agreements ratably over the life of the arrangement.

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

Most of MPSI’s software products are perpetually licensed in a fashion that mandates up-front payment of the license fees. Maintenance is an optional annual commitment by clients who wish to obtain future upgrades without additional cost.

•	Stock-Based Compensation: At December 31, 2003, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

•	Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables (immaterial in the condensed statements reflected herein) based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded when received.

•	Capitalized Product Development Costs: Cost of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) is presented net of accumulated amortization.

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

The annual amortization of software products is computed on a product-by-product basis and is the greater of the amount determined using (1) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (2) the straight-line method over the remaining economic life of the product. Historically, the straight-line method has resulted in a greater amount of amortization in each accounting period and has, therefore, been the basis for amortization in the current period and in prior periods. Amortization starts when a product is available for general release to customers and is reflected in cost of sales — software licensing.

In the event that capitalized product development costs are subsequently determined not to be fully recoverable from future operations, the carrying value of such software is reduced to an amount equal to its net realizable value less costs of marketing and distribution. The reduction in carrying value is recorded in cost of sales.

•	Income Taxes: The Company applies the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations during the period that includes the enactment date.

•	Foreign Currency Translation: Assets and liabilities of the Company’s foreign operations are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Equity accounts are reflected at historical rates. Exchange differences from these translations are included in other comprehensive income until such time as foreign operations are terminated, at which point cumulative foreign exchange gains or losses are reflected in the results of operations. Where amounts denominated in a foreign currency are, or are expected to be, converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, that provides guidance in determining when variable interest entities should be consolidated in the financial statements of the primary beneficiary. For the Company, the consolidation provisions of FIN 46, as revised, are effective in fiscal years beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders MPSI Systems Inc.

     We have audited the accompanying consolidated balance sheet of MPSI Systems Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MPSI Systems Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
January 23, 2004

MPSI SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002

Revenues:
Information services and software maintenance	$9,956,000	$11,822,000
Software licensing	869,000	379,000

Total revenues	10,825,000	12,201,000

Cost of sales:
Information services and software maintenance	4,345,000	5,154,000
Software licensing	608,000	330,000

Total cost of sales	4,953,000	5,484,000

Gross profit	5,872,000	6,717,000
Operating expenses:
General and administrative	1,789,000	3,099,000
Marketing and client services	2,779,000	3,595,000
Research and development	1,194,000	1,469,000

Total operating expenses	5,762,000	8,163,000

Operating income (loss)	110,000	(1,446,000)
Other income (expense):
Interest income	3,000	18,000
Interest expense	(64,000)	(257,000)
Foreign exchange gains (losses)	34,000	(7,000)
Other, net	(147,000)	(1,000)

Income (loss) before income taxes	(64,000)	(1,693,000)
Income taxes	(65,000)	196,000

Net income (loss)	$1,000	$(1,889,000)

Per share:
Basic and diluted income (loss) per common share	$.00	$(.65)

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS

December 31,
2003

Current assets:
Cash	$892,000
Receivables:
Trade	893,000
Current portion of long-term receivables, net of unamortized discount	242,000
Work in process inventory	142,000
Prepayments	71,000

Total current assets	2,240,000
Long-term receivables, net of current portion and unamortized discount	157,000
Property and equipment, net of accumulated depreciation and amortization	363,000
Capitalized product development costs, net	621,000
Other assets	129,000

Total assets	$3,510,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313,000
Accrued liabilities	684,000
Deferred revenue	1,984,000

Total current liabilities	2,981,000
Noncurrent deferred revenue	381,000

Total liabilities	3,362,000

Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.10 par value, 1,000,000 shares authorized, none issued or outstanding	—
Common Stock, $.05 par value, 20,000,000 shares authorized, 2,912,000 shares issued and outstanding	146,000
Junior Common Stock, $.05 par value, 500,000 shares authorized, none issued or outstanding	—
Additional paid-in capital	13,145,000
Accumulated deficit	(13,456,000)
Other accumulated comprehensive income	313,000

Total stockholders’ equity	148,000

Total liabilities and stockholders’ equity	$3,510,000

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002

Net income (loss)	$1,000	$(1,889,000)
Adjustments to reconcile income (loss) from operations to cash provided by operations:
Depreciation and amortization of property and equipment	323,000	357,000
Amortization of product development costs	568,000	726,000
Deferred income taxes	(118,000)	—
Loss on sale of assets	(1,000)	—
Trailing cost of foreign office closures	16,000	—
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	989,000	1,510,000
Inventories	(45,000)	(61,000)
Other assets	(48,000)	62,000
Increase (decrease) in liabilities:
Trade payables, accruals and other liabilities	(285,000)	(220,000)
Taxes payable	(12,000)	9,000
Deferred revenue	(1,204,000)	1,157,000

Net cash provided by operating activities	184,000	1,651,000

Cash flows from investing activities:
Purchase equipment	(44,000)	(126,000)
Capitalized product development costs	(113,000)	(436,000)
Proceeds from disposition of assets	1,000	—

Net cash used by investing activities	(156,000)	(562,000)

Cash flows from financing activities:
Cash used for debt service	—	(900,000)

Net cash used by financing activities	—	(900,000)

Increase in cash	28,000	189,000
Cash at beginning of period	864,000	675,000

Cash at end of period	$892,000	$864,000

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock				Other
			Additional		Accumulated	Total
		Carrying	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income	Equity

Balance —
December 31, 2001	2,912,000	$146,000	$13,145,000	$(11,568,000)	$372,000	$2,095,000
Net loss	—	—	—	(1,889,000)	—	(1,889,000)
Other accumulated comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(146,000)	(146,000)
Total comprehensive loss						(2,035,000)

Balance —
December 31, 2002	2,912,000	$146,000	$13,145,000	$(13,457,000)	$226,000	$60,000
Net income	—	—	—	1,000	—	1,000
Other accumulated comprehensive income:
Foreign currency translation adjustment	—	—	—	—	87,000	87,000
Total comprehensive
income						88,000

Balance —
December 31, 2003	2,912,000	$146,000	$13,145,000	$(13,456,000)	$313,000	$148,000

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

     Nature of Operations: MPSI Systems Inc. is a United States-based, multinational corporation whose principal line of business is providing decision support software, information databases and consulting services to businesses which have an investment in retail outlet networks. The Company markets its products and services in North America, the Pacific Rim, Latin America, Europe and South Africa through a direct sales force located in various foreign countries. As discussed more fully in Note 6, over 52% of consolidated revenues are generated from foreign customers, and portions of such revenues are billed in foreign currencies. Most of the Company’s business comes from the petroleum industry, including several customers who individually account for a significant portion of consolidated revenues. Services are also provided for clients in the banking, convenience food, quick service restaurant and government postal industries. All software development and substantially all of the information database preparation are performed at the Company’s headquarters facility in Tulsa, Oklahoma.

     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of MPSI Systems Inc. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

     Revenue Recognition: MPSI uses the percentage of completion method for recognizing revenue for its major consulting and technology projects. Effective January 1, 2003, the Company adopted a revised method of estimating its percentage of completion. In fiscal 2002 and prior periods, the Company aggregated all phases of a production project (contractually and internally) and made its percentage of completion calculation based upon the ratio of actual costs incurred at any measurement date to total estimated costs for the project. Effective for fiscal 2003 the Company has begun to unbundle its project pricing (contractually and internally) so that individual phases of the production process are separately priced (and costed). Accordingly, percentage of completion will be adjusted as each phase is complete and the aggregation of completed phases will represent the overall percentage of completion for the project / contract. Management has elected to make this modification because it is a more conservative and accurate method of determining percentage of project completion and because this method results in financial information about internal profit centers which will be critical to performance evaluation of the production groups and to resource allocation decisions.

     The Company recognizes software revenue under the provisions of the Accounting Standards Executive Committee’s Statement of Position 97-2 (“SOP 97-2”) entitled “Software Revenue Recognition” (as amended by SOP 98-9). Under the terms of SOPs 97-2 and 98-9, companies are required to defer all revenue from multiple-element software arrangements if sufficient vendor specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement. As a result, the Company recognizes revenue on multi-year software license agreements ratably over the life of the arrangement.

     Revenue is recognized when the Company has no remaining obligations under the software license and maintenance contracts other than providing post-contract customer support services related to the maintenance portion of the contract and performance obligations under any optional and separately priced training or consulting arrangements. Maintenance revenues are recognized ratably over the term of the contracts as the post-contract customer support services are provided and the related costs incurred are recognized. Optional training and consulting represents service transactions on which revenue and expense are recognized when the earnings process is substantially complete.

     Under MPSI’s software licensing and maintenance contracting methods, most software products are perpetually licensed in a fashion that mandates up-front payment of the license fees. Maintenance is an optional annual commitment by clients who wish to obtain future upgrades without additional cost.

     Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded when received.

     Inventory: Work-in-process is composed of direct labor, costs of gathering demographic data, indirect costs and overhead. Indirect costs and overhead are allocated to each contract based upon the direct labor incurred.

     Property and Equipment: Property and equipment, including the capitalized cost of software developed for internal use, is stated at cost. Depreciation is provided using the straight-line method, over the estimated useful lives of the respective assets, except for leasehold improvements that are amortized over the lesser of the lease term or the economic life of the underlying asset. Since such assets are employed in all facets of the Company’s operations, depreciation expense is reflected in cost of sales as well as in each category of operating expenses. The Company charges the cost of repairs and maintenance to expense as incurred and capitalizes the cost of replacements, renewals and betterments. When property or equipment is retired, the cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss on the disposition is reflected in other income (expense).

     Capitalized Product Development Costs: Costs of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) are presented net of accumulated amortization.

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

     The annual amortization of software products is computed on a product-by-product basis and is the greater of the amount determined using (1) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (2) the straight-line method over the remaining economic life of the product. Historically, the straight-line method has resulted in a greater amount of amortization in each accounting period and has, therefore, been the basis for amortization in the current period and in prior periods. Amortization starts when a product is available for general release to customers and is reflected in cost of sales — software licensing.

     In the event that capitalized product development costs are subsequently determined not to be fully recoverable from future operations, the carrying value of such software is reduced to an amount equal to its net realizable value less costs of marketing and distribution. The reduction in carrying value is recorded in cost of sales.

     Income Taxes: The Company applies the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations during the period that includes the enactment date.

     Earnings Per Share: Basic earnings per share is based upon the average number of common shares outstanding. Diluted earnings per share consider the dilutive effect of common stock equivalents.

     Foreign Currency Translation: Assets and liabilities of the Company’s foreign operations are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Equity accounts are reflected at historical rates. Exchange differences from these translations are included in other comprehensive income until such time as foreign operations are terminated, at which point cumulative foreign exchange gains or losses are reflected in the results of operations. Where amounts denominated in a foreign currency are, or are expected to be, converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations.

     Advertising: Costs of advertising were $49,000 and $65,000 in fiscal years ended December 31, 2003 and 2002, respectively, and are expensed as incurred.

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

     Stock-Based Compensation: At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 7. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,

	2003	2002

Net income (loss), as reported	$1,000	$(1,889,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	—	(2,000)
Pro Forma net income (loss)	$1,000	$(1,891,000)
Income (loss) per share:
Basic and diluted, as reported	$.00	$(.65)
Basic and diluted, pro forma	$.00	$(.65)

     Pro forma information regarding net income and earnings per share has been estimated at the date of the grant using the Black-Scholes option-pricing model. The fair value of the options was estimated at the date of the grants with the following average assumptions: expected life of the stock options 4 years; volatility of the expected market price of the Company’s common stock price of 123%; risk-free interest rate of 5.73%, and a no-dividend yield. There were no option grants in the fiscal years ended December 31, 2003 or 2002.

     New Accounting Pronouncements: The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, that provides guidance in determining when variable interest entities should be consolidated in the financial statements of the primary beneficiary. For the Company, the consolidation provisions of FIN 46, as revised, are effective in fiscal years beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company’s financial position or results of operations.

2. Receivables:

     Trade accounts receivable include unbilled amounts of $105,000 at December 31, 2003. These amounts represent market study revenues recognized under the percentage-of-completion method in excess of amounts billed and will generally be billable during the succeeding twelve months upon completion of the respective studies.

     Current and noncurrent receivables also include unbilled amounts of $399,000 at December 31, 2003 (before present value discount and excluding $60,000 which had been billed at December 31, 2003) related to multi-year software license and maintenance agreements. Since these agreements contain annual installment billing provisions, the unbilled receivable balance for some contracts is as much as four years’ future annual billings. Of the December 31, 2003 unbilled amounts, $183,000 will be billed in the succeeding twelve months, and the remainder will be billed thereafter at such future dates as are specified in the respective contracts. The portion of such future billings related to software and maintenance services not yet performed is offset by corresponding amounts in deferred revenue.

     A significant portion of the Company’s business activity is with the major multinational oil companies. At December 31, 2003, 96% ($1,246,000 before present value discounts) of the Company’s receivables were from petroleum clients. The receivable portfolio is well diversified geographically which tends to mitigate the potential impact of fluctuations in petroleum activities that may otherwise result if receivables were confined to a particular geographic area. Software license agreements are payable over several years (generally five-year agreements) and are expected to be paid from operating cash flows of the customers. The Company does not require collateral or other security to support these contractual receivables. The carrying value of long-term receivables, net of unearned discount, approximates market value.

3. Property and Equipment:

     At December 31, 2003, property and equipment consists of:

	Useful Life
	In Years

Leasehold improvements	Various	$150,000
Computer equipment and internal use software	4-5	2,522,000
Office furnishings and equipment	3-10	509,000

		3,181,000
Accumulated depreciation and amortization		(2,818,000)

Net property and equipment		$363,000

     The provision for depreciation and amortization was $323,000 and $357,000 for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, fully depreciated assets with an aggregate original cost of approximately $3,930,000 remain in use.

4. Capitalized Product Development Costs:

Software held for resale	$4,335,000
U.S. geographic database	1,187,000

Total capitalized costs	$5,522,000
Accumulated amortization	(4,901,000)

Net capitalized product development costs	$621,000

     Amortization of capitalized product development costs is generally based upon useful lives of 18 to 36 months. The provision for amortization totaling $568,000 and $726,000 for the fiscal years ended December 31, 2003 and 2002, respectively, is reflected partially in cost of sales-software licensing (fiscal years 2003 — $535,000 and 2002 — $330,000) and partially in cost of sales-information services and software maintenance (fiscal years 2003 - $33,000 and 2002 — $396,000). Based upon current sales forecasts, capitalized product development costs are projected to be recoverable. However, these sales forecasts are subject to certain vulnerabilities that could potentially affect the recoverability of those costs.

5. Income Taxes:

	Years Ended December 31,
	2003	2002

Income (loss) before income taxes:
Domestic	$160,000	$(1,449,000)
Foreign	(224,000)	(244,000)

Total	(64,000)	(1,693,000)

Income taxes (benefits):
Current:
Federal	$—	$—
State	(8,000)	—
Foreign	61,000	193,000

Current income taxes	53,000	193,000
Deferred:
Federal	(118,000)	(3,000)
State	—	—
Foreign	—	6,000

Deferred income taxes	(118,000)	3,000

Provision for total income taxes	$(65,000)	$196,000

     A reconciliation of the provision for income taxes at the applicable Federal statutory income tax rate to the actual provision for income taxes follows:

	Years Ended December 31,
	2003	2002

Expense (benefit) at statutory rate	$(22,000)	$(576,000)
Foreign income taxes, net	61,000	193,000
State income taxes	(8,000)	—
Expiration of foreign NOL	—	938,000
Other, net	(96,000)	(359,000)

Income taxes (benefit)	$(65,000)	$196,000

     Income taxes of $4,000 were payable at December 31, 2003. The Company does not accrue income taxes on undistributed earnings of certain foreign subsidiaries that are permanently invested. At December 31, 2003 the amount of undistributed earnings for which taxes have not been accrued was insignificant.

     At December 31, 2003, the Company has foreign tax credits of $304,000 which expire between 2004 and 2005. The Company also has minimum tax credits of $213,000 which carry forward indefinitely. At December 31, 2003, certain foreign subsidiaries have net operating loss carryforwards of approximately $6,364,000 which may be utilized in future years.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets at December 31, 2003 are as follows:

Deferred tax liabilities:
Software revenue	$223,000
Depreciation	20,000
Inventory	54,000
Other	35,000

Total deferred tax liabilities	332,000

Deferred tax assets:
Accrued liabilities and other miscellaneous items	149,000
U.S. and foreign loss carryforwards	2,691,000
U.S. and foreign tax credit carryforwards	517,000

Total deferred tax assets	3,357,000
Valuation allowance for deferred tax assets	3,025,000

Net deferred tax assets	332,000

Net deferred tax liabilities	$—

     Utilization of the Company’s tax credit and loss carryforwards is dependent on realizing taxable income in the appropriate tax jurisdiction. Deferred tax assets for these carryforwards have been reduced by the valuation allowance to an amount that is more likely than not to be realized.

6. Business Segment and Revenue from Major Customers:

     The Company identifies segments based upon line of business that results in three reportable geographic segments: the Americas Region (encompasses activities in North America and Latin America); the Europe/Africa/Middle East Region; and the Pacific Rim Region. The Company’s measure of segment profit is operating income. Amortization is only specifically assigned to each reported segment as capitalized development costs solely attributable to a specific region are written off to segmented cost of sales. Most amortization relates to generic products and is, therefore, reflected in corporate administrative cost, which is not allocated to specific regions. Identifiable assets are managed as shared resources and are not identifiable to specific reporting segments. Accordingly, depreciation is carried as a corporate cost only.

     Information on segments and a reconciliation to income before taxes are as follows:

	SEGMENTS

Year Ended		Europe / Africa /	Pacific
December 31, 2003	Americas	Middle East	Rim	Totals

Revenues	$5,575,000	$837,000	$4,413,000	$10,825,000
Contribution Margin	$1,917,000	$23,000	$1,891,000	$3,831,000
Reconciling items not allocated to operating segments:
Corporate administration, sales and technology expense				(3,721,000)
Other income (expense)				(174,000)

Loss before income taxes				$(64,000)

Total assets				$3,510,000

	SEGMENTS

Year Ended		Europe / Africa /	Pacific
December 31, 2002	Americas	Middle East	Rim	Totals

Revenues	$8,229,000	$1,311,000	$2,661,000	$12,201,000
Contribution Margin	$3,202,000	$157,000	$531,000	$3,890,000
Reconciling items not allocated to operating segments:
Corporate administration, sales and technology expense				(5,336,000)
Other income (expense)				(247,000)

Loss before income taxes				$(1,693,000)

Total assets				$5,256,000

     The Company’s principal production facility is in the United States, although limited regional production is also performed in England (and in Brazil during early 2002 prior to closure of that company). Satellite facilities in England, Japan, South Africa, South Korea, and China assist with data acquisition and client liaison. The following table sets forth the revenues by each of the Company’s primary production centers, export sales from the United States and long-lived assets.

	For the Years Ended
	December 31,
	2003	2002

Revenues from external customers:
United States	$10,640,000	$11,524,000
Europe	185,000	539,000
South America	—	138,000
Total revenues	$10,825,000	$12,201,000
Export sales from the United States:
Canada	$217,000	$194,000
Central America	379,000	737,000
South America	179,000	129,000
Europe	113,000	581,000
Asia/Pacific Rim	4,117,000	2,535,000
Africa	538,000	229,000
Total export sales	$5,543,000	$4,405,000
Long-lived assets:
United States	$1,181,000	$2,353,000
Foreign offices	85,000	90,000
Total long-lived assets	$1,266,000	$2,443,000

     More than 96% of total revenues from continuing operations were derived from the petroleum industry during each of the years ended December 31, 2003 and 2002. Individual customers accounted for MPSI revenues that were in excess of 10% of consolidated revenues in those years as follows (in millions of dollars):

	For the Years Ended
	December 31
	2003		2002

	Amount	%	Amount	%

ExxonMobil	$1.1	10	$1.7	14
BP Amoco	1.4	13	2.0	16
Nisseki-Mitsubishi	1.3	12	*	*
Caltex-Chevron-Texaco	1.9	18	*	*

*	Below 10% for this period.

     Although the Company would be adversely affected if certain petroleum industry customers curtailed their long-term usage of MPSI products or, in the event of a significant long-term economic downturn in the petroleum industry generally, the Company’s petroleum clients are well diversified geographically which reduces the long-term risk attendant with its industry dependence.

7. Employee Benefits:

     Under an employee stock ownership and investment plan, all qualifying U.S. employees may contribute up to 75% but not to exceed IRS maximum contribution limitation of their annual earnings. Subject to certain limitations, the Company will contribute in cash or Common Stock an amount equal to but not less than 50% or more than 100% of a participant’s salary deferral contributions that are not in excess of 6% of the participant’s earnings for the year. Contributions may be invested in various equity or fixed-income funds. The Company recorded expense related to its matching contribution of $74,000 and $112,000 in fiscal years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the Company had accrued $80,000 of liabilities for matching contributions to the 401(k) plan.

     The Company has reserved 750,000 shares under a 1998 stock plan. Options under the 1998 plan expire from 2004 to 2005 and also vest one-third annually over a three-year period beginning on the grant date.

     A summary of the Company’s stock option activity and related information for the years ended December 31, 2003 and 2002 follows:

		Weighted-Average
	Options	Exercise Price	Exercisable

At December 31, 2001	66,500	$1.69	58,133
Granted	—	—
Exercised	—	—
Forfeited	(12,000)	2.19
Expired	(3,000)	3.25
At December 31, 2002	51,500	1.50	48,166
Granted	—	—
Exercised	—	—
Forfeited	(3,000)	1.00
Expired	(18,000)	1.00
At December 31, 2003	30,500	1.85	30,500

     The following table summarizes information about stock options outstanding as of December 31, 2003:

			Weighted		Weighted
		Weighted	average		average
Range	Number of	average	exercise price	Number of	exercise price
of exercise	options	remaining life	of options	options	of exercisable
prices	outstanding	in years	outstanding	exercisable	options

$1.16 to $2.50	30,500	0.82	$1.85	30,500	$1.85

     The Company has accrued $12,000 at December 31, 2003 in connection with incentive award programs for certain employees. The awards were accrued based upon the Company’s achievement of certain revenue and operating income objectives and the respective contributions of certain employees to the achievement of those objectives.

     At December 31, 2003, the Company has accrued $264,000 related to employee vacations earned but not yet taken.

8. Commitments and Contingencies:

     The Company leases office space and equipment under various agreements, substantially all of which have been accounted for as operating leases. Rental expense, including the leases described above, of $749,000 was recorded during the year ended December 31, 2003 ($788,000 in 2002). Aggregate future rentals under these commitments are as follows: 2004 — $362, 000, 2005 — $101,000, 2006 — $16,000, and 2007 — $1,000.

     A few former employees who were initially furloughed in March 2003 and then ultimately severed in September 2003 have filed claims for additional separation payments with the Oklahoma Department of Labor. The 2003 results of operations reflect accrual of all separation expenses in accordance with MPSI Personnel Policies, and payments of all but $3,000 of such amounts were made by December 31, 2003. Management has responded to the claims and believes them to be without merit and does not anticipate any material assessment.

9. Supplemental Cash Flow Information:

     The Company paid interest of $64,000 and $257,000 during fiscal years ended December 31, 2003 and 2002, respectively. Income taxes of $54,000 and $194,000 were paid during fiscal years 2003 and 2002, respectively.

10. Basic and Diluted Earnings Per Share:

     The following sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2003 and 2002:

	Years Ended December 31,

	2003	2002

Net income (loss):	$1,000	$(1,889,000)
Basic and diluted income (loss) per common share	$.00	$(.65)
Basic and diluted weighted-average shares	2,912,000	2,912,000

     Exercisable antidilutive options for 30,500 and 48,166 shares were outstanding at December 31, 2003 and 2002, respectively.

11. Liquidity and Management’s Plan

     In 2003 MPSI reported continuation of a declining trend in revenue ($10.8 million in 2003 versus $12.2 million in 2002) and lower cash flow from operations ($184,000 in 2003 versus $1,651,000 in 2002). MPSI’s revenues have declined over the past several years due mainly to (a) poor retail petroleum margins that limited discretionary spending by customers in key geographic markets, (b) the merger of petroleum companies that resulted in a loss of customers, and (c) the emergence of competition. The decline in cash flow from operations is principally attributable to significant customer prepayments at the end of 2002 that did not recur in 2003. The profit portion of those 2002 prepayments was used, however, to liquidate MPSI’s bank debt thus relieving 2003 operations of that burden.

     Despite lower revenue and less cash flow from operations, the Company significantly improved its operating results (operating income of $110,000 for 2003 versus an operating loss of $1,446,000 in 2002). This improvement demonstrates a better matching of cost base with the present revenue availability and reflects realization of the benefits from staff reductions, operational efficiencies and foreign office closures undertaken in 2002 and 2003.

     The challenge is not over. In order to position the Company to increase its revenues and profitability, management has implemented initiatives during 2003 strategic planning that are aimed at revitalization of certain long-standing customer relationships, deeper penetration into a customer segment comprised of smaller retailers and the development of strategic business alliances with potential product distributors who can touch areas of the retail market that MPSI is not presently structured to service efficiently. Leveraging the Company’s retail analytics expertise and product suite without substantially increasing the cost base will be the key to successful near-term growth. These initiatives, though conceptualized in 2003, had little impact on that year’s results. Further, implementation of these plans will take place over more than one future period. It is management’s intention that the benefit of initial implementation should result in revenue stability for 2004 with growth taking hold thereafter. Achievement of this plan depends on the accomplishment of matters both within and outside MPSI’s control, including the strength of critical geographic economies and the timing of customer decisions. There is risk that adverse economic conditions could persist to the point where management’s plans cannot overturn the recent trends.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     The Company has carried out an evaluation within 90 days prior to the date of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of MPSI’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based upon the evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of such evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Reference is made to the information appearing under the caption “Election of Directors” in the Company’s Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     Reference is made to the information appearing under the caption “Compensation of Directors and Officers” in the Company’s Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Reference is made to the information appearing under the caption “Beneficial Ownership of Shares; Recent Stock Transactions” in the Company’s Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003 and is incorporated herein by reference..

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information appearing under the caption “Election of Directors” in the Company’s Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003 and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(3) Exhibits.

Exhibit
Number		Description

*3.1	—	Certificate of Incorporation of MPSI Systems Inc., as amended, filed as the same numbered exhibit with the Company’s Form 10-Q dated March 31, 1987, File No. 0-11527.

*3.2	—	By-laws, as amended, filed as Exhibit 3.1 with the Company’s Form 10-Q dated June 30, 1987, File No. 0-11527.

*3.3	—	Certificate of Designation dated September 23, 1993 establishing the rights conferred on $.10 Par Value Convertible Preferred Stock, Series 1993, filed as the same numbered exhibit with the Company’s 1993 Form 10-K, File No. 0-11527.

*3.4	—	Amendment to Certificate of Incorporation dated November 16, 1993 to reflect a one-for-ten reverse stock split, filed as the same numbered exhibit with the Company’s 1993 Form 10-K, File No. 0-11527.

*10.1	—	MPSI Systems Inc. 1998 Stock Plan, filed as the same numbered exhibit with the Company’s 1998 Form 10-K, File No. 0-11527.

*10.7	—	Real property lease dated February 11, 1998, between American Southwest Properties, Inc., as lessor, and the Company, as lessee, relating to the Company’s Tulsa, Oklahoma facility, filed as the same numbered exhibit with the Company’s 1998 Form 10-K, File No. 0-11527.

*10.15	—	Indemnification Agreements with Directors and Officers of MPSI Systems Inc. filed as the same numbered exhibit with the Company’s 1986 Form 10-K, File No. 0-11527.

*10.16	—	MPSI Systems Inc. Amended and Restated 1988 Stock Option Plan, effective November 29, 1988, filed as Exhibit 4.5 with the Company’s 1994 Form S-8, File No. 0-11527.

*10.17	—	Stock Option Agreement pursuant to MPSI Systems Inc. Amended and Restated 1988 Stock Option Plan, filed as Exhibit 4.6 with the Company’s 1994 Form S-8, File No. 0-11527.

*10.20	—	MPSI Systems Inc. Matching Investment Plan, effective January 1, 1990, filed as Exhibit 4(c) with Pre-effective Amendment No. 1 to the Company’s Form S-8, filed on December 29, 1989, File No. 0-11527.

21	—	List of Subsidiaries

23	—	Consent of Independent Auditors — Tullius Taylor Sartain & Sartain LLP.

31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

32	—	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350

*	Incorporated by reference.

(b)	Two reports on Form 8-K were filed during the last quarter of 2003. In the first report filed October 7, 2003, the appointment of Bryan D. Gross as President and Chief Executive Officer of MPSI, effective February 1, 2004, was reported. In the second, filed November 12, 2003, the appointment of Bryan D. Gross to the Board of Directors and the decision of the Board to take MPSI private, subject to obtaining shareholder approval, were reported.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Reference is made to the information appearing under the captions “Election of Directors” and “Appointment of Independent Auditors” in the Company’s Proxy Statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003 and is incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 13th day of February, 2004.

MPSI SYSTEMS INC.

By	/s/ Bryan D. Gross

Bryan D. Gross
Director,
President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

/s/ James C. Auten James C. Auten	Vice President, Chief Financial Officer and Principal Accounting Officer	February 13, 2004

/s/ Ronald G. Harper Ronald G. Harper	Director, Chairman	February 13, 2004

/s/ John C. Bumgarner, Jr. John C. Bumgarner, Jr.	Director	February 13, 2004

/s/ Joseph C. McNay Joseph C. McNay	Director	February 13, 2004

/s/ John J. McQueen John J. McQueen	Director	February 13, 2004

/s/ Bryan D. Porto Bryan D. Porto	Director	February 13, 2004

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

21	— List of Subsidiaries

23	— Consent of Independent Auditors

31.1	— Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

31.2	— Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

32	— Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350