Form 10KSB/A
period 2003-12-31
MPSI SYSTEMS INC
filed 2004-04-23
CIK 714540

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB / A

AMENDMENT NO. 1

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to ____________

Commission file number 0-11527

MPSI SYSTEMS INC.

(Name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1064024 (I.R.S. Employer Identification No.)

4343 South 118th East Avenue, Tulsa, Oklahoma 74146
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code     (918) 877-6774

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.05 Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-KSB.  [ X ]

     The issuer’s revenues for fiscal year ended December 31, 2003 were $10,825,000.

     The aggregate market value of common stock held by non-affiliates of the registrant on December 31, 2003 was approximately $191,000.

     The number of shares outstanding of the registrant’s common stock was 2,911,781 shares of $0.05 Par Value Common Stock as of December 31, 2003.

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Consolidated gross profit for 2003 (54% as a percentage of revenue) was consistent with 2002 although the 2003 revenue decline noted above generated approximately $845,000 less gross profit in dollar terms than was experienced in 2002. Such margins continue to reflect what in management’s opinion is a positive attribute – stabilized variable production costs despite fewer leverage opportunities inherent in the lower revenue base. Management continues to develop alternative means of meeting peak production requirements without increasing fixed staffing levels. Production capacity is, in management’s opinion, sufficient to handle revenue fluctuations in the foreseeable future.

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

Financial Condition and Liquidity

     The Company’s primary measure of liquidity, working capital, was a deficit of $(741,000) at December 31, 2003 compared with $(1,465,000) at December 31, 2002. MPSI generated positive cash flow from operations during 2003 ($184,000 versus $1,651,000 positive cash flow last year), with the decline primarily related to a large client prepayment in late 2002 that did not recur in 2003 (which was used in part during 2002 to liquidate the Company’s bank debt). Cash reserves at December 31, 2003 of $892,000 are up 3% compared with 2002 despite a reduction during 2003 of overall accounts payable and accrued liabilities by $512,000. One of the principal reasons for the improved working capital is that during 2003 the Company successfully worked off its deferred revenue obligation (see below) to several customers who had made significant prepayments to MPSI at December 31, 2002. The Company is satisfactorily meeting its ongoing operating liquidity needs overall, despite an occasional cash pinch and the increasing costs of remaining a public company in light of the Sarbanes-Oxley Act. With respect to the increasing costs and risks associated with being a public company, management has undertaken a privatization initiative. (See ITEM 13(b) which refers to a previously filed Form 8-K that outlines the Company’s rationale for privatization.) A shareholder meeting will be held shortly to approve a reverse stock split in order to affect privatization. Aggregate costs of privatization will be funded from operations but are not expected to materially impact corporate liquidity.

     As noted above, the increase in working capital (decrease in the deficit) during 2003 is partially attributable to the successful production and delivery of prepaid (2002) customer projects, principally in Asia. Further, sales order patterns during the later half of 2003 were erratic and contributed to lower accounts receivable and deferred revenue input. The combination of these events had the effect of reducing deferred revenue by $785,000 or 28% since December 31, 2002. Deferred revenue represents customer prepayments required under product delivery or service contracts for which services have not yet been provided. The Company generally bills major consulting and technology customers a percentage of a total contract up front before services are rendered and bills the remainder of the contract upon delivery of the final product. Revenue is recognized and related contract costs are expensed as contract phases are completed as described above. At December 31, 2003, deferred revenue resulting from major consulting and technology contracts in progress totals $1,619,000, all of which is expected to be earned in 2004.

     The Company continues to remain obligated under long-term software licensing and maintenance contracts. The Company recognizes revenue on multi-year software license agreements ratably over the life of the arrangement as required by U.S. generally accepted accounting principles. At December 31, 2003, deferred revenue to be earned in 2004 totals $193,000 for software maintenance agreements and $172,000 for “right to use” licenses. Long-term deferred revenue for maintenance and “right to use” licenses totals $205,000 and $176,000, respectively, at December 31, 2003. The Company will earn this revenue through 2008 as the maintenance and license agreements expire.

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

     The Company’s management reviews the nature of each component of its deferred income taxes for reasonableness. If management determines that it is more likely than not that the Company will not realize all or part of its net deferred tax assets in the future, the Company records a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed. Evidence used includes information about the Company’s current financial position and its results of operations for the current and preceding years as well as all currently available information about future years, including anticipated future performance, the reversal of deferred tax liabilities and tax planning strategies. To the extent management establishes a valuation allowance or increases or decreases this allowance in a period, the Company must include an expense or benefit within the tax provisions in the consolidated statements of operations. The Company’s deferred tax assets at December 31, 2003, primarily result from domestic and foreign loss and tax credit carryforwards. Due to the continued history of net losses, the Company has provided a $3,025,000 allowance against deferred tax assets to the extent they exceed deferred tax liabilities.

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

♦	Revenue Recognition: MPSI uses the percentage of completion method of recognizing revenue for its major consulting and technology projects. Effective January 1, 2003, the Company adopted a revised method of estimating its percentage of completion. In fiscal 2002 and prior periods, the Company aggregated all phases of a production project (contractually and internally) and made its percentage of completion calculation based upon the ratio of actual costs incurred at any measurement date to total estimated costs for the project. Effective for fiscal 2003 the Company has begun to unbundle its project pricing (contractually and internally) so that individual phases of the production process are separately priced (and costed). Accordingly, percentage of completion will be adjusted as each phase is complete and the aggregation of completed phases will represent the overall percentage of completion for the project / contract. Management has elected to make this modification because it is a more conservative and accurate method of determining percentage of project completion and because this method results in financial information about internal profit centers which will be critical to performance evaluation of the production groups and to resource allocation decisions.

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

♦	Stock-Based Compensation: At December 31, 2003, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

♦	Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables (immaterial in the condensed statements reflected herein) based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded when received.

♦	Capitalized Product Development Costs: Cost of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) is presented net of accumulated amortization.

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

♦	Income Taxes: The Company applies the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations during the period that includes the enactment date.

♦	Foreign Currency Translation: Assets and liabilities of the Company’s foreign operations are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Equity accounts are reflected at historical rates. Exchange differences from these translations are included in other comprehensive income until such time as foreign operations are terminated, at which point cumulative foreign exchange gains or losses are reflected in the results of operations. Where amounts denominated in a foreign currency are, or are expected to be, converted into dollars by remittance or repayment, the realized exchange differences are reflected in the results of operations.

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

     The revised method of estimating percentage of completion was applied to new contracts entered into in 2003, on a prospective basis. The effect on net income for the year ended December 31, 2003 of the change in estimation method was a decrease of $360,000 or $.12 per share (revenue of $472,000 and costs of $112,000).

     The Company generally bills major consulting and technology customers a percentage of a total contract up front before services are rendered and bills the remainder of the contract upon delivery of the final product. Revenue is recognized and related contract costs are expensed as contract phases are completed. At December 31, 2003, deferred revenue resulting from major consulting and technology contracts in progress totals $1,619,000, all of which is expected to be earned in 2004.

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

     Under MPSI’s software licensing and maintenance contracting methods, most software products are perpetually licensed in a fashion that mandates up-front payment of the license fees. Maintenance is an optional annual commitment by clients who wish to obtain future upgrades without additional cost. At December 31, 2003, deferred revenue to be earned in 2004 totals $193,000 for software maintenance agreements and $172,000 for “right to use” licenses. Long-term deferred revenue for maintenance and “right to use” licenses totals $205,000 and $176,000, respectively, at December 31, 2003. The Company will earn this revenue through 2008 as the maintenance and license agreements expire.

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

     The annual amortization of software products is computed on a product-by-product basis and is the greater of the amount determined using (1) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (2) the straight-line method over the remaining economic life of the product. Historically, the straight-line method has resulted in a greater amount of amortization in each accounting period and has, therefore, been the basis for amortization in the current period and in prior periods. Amortization starts when a product is available for general release to customers and is reflected in cost of sales – software licensing.

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

Information with Respect to Directors.

The following table sets forth the directors, their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each and the year in which each became a director of the Company. Effective October 15, 2002, Dr. David L. Huff resigned his position on the Board of Directors that had been held since 1982. On November 5, 2003, the Board unanimously agreed to offer a position on the Board to Dr. Bryan D. Gross. Effective November 11, 2003, Dr. Gross accepted that position. The remaining five Board members were elected at the Company’s Annual Meeting of Stockholders held on June 20, 2002 and have continued to serve since that time.

Name and Principal Occupation at Present	Director
and for the Past Five Years; Directorships	Since	Age
Ronald G. Harper(1)	1970	65

 Mr. Harper, who founded the Company in 1970, has served as its President, Chairman of the Board and Chief Executive Officer since inception. Effective February 1, 2004, Mr. Harper stepped down as President and Chief Executive Officer but will remain the Company’s Chairman of the Board.

Dr. Bryan D. Gross	2003	47

 Dr. Gross was named President and Chief Executive Officer of MPSI effective February 1, 2004. Prior to this appointment, he served as Group Vice President of Technology and led the Core Product Re-engineering effort and Corporate Research activities. Dr. Gross joined MPSI in 1984 as Project Supervisor in Network Planning. He joined QuikTrip Corporation in 1991 as Manager of Statistical Research and Site Selection, returning to MPSI in 1997 as General Manager of Corporate Technology.

John C. Bumgarner, Jr.(1)(2)	1982	61

 Mr. Bumgarner recently retired from Williams Communications where he served as Chief Operating Officer. Prior to that, he served as Senior Vice President of Corporate Development and Planning of The Williams Companies, Inc., and President of Williams International. He is also a director of Energy Partners, Ltd. and James River Coal Company. Williams Communications filed for bankruptcy on April 22, 2002.

Joseph C. McNay(1)(2)	1982	70

 Mr. McNay has been the President, Director and Chairman of the Board of Essex Investment Management Company, Inc., a company engaged in investment and advisory services, since 1976. Mr. McNay is also a director of Regenerx Biopharmaceutical, Inc.

John J. McQueen(2)	1982	83

 Mr. McQueen has been in the private practice of law in the Tulsa area since 1959, retiring in 2002. He has also served as a certified public accountant with KPMG Peat Marwick, as a tax specialist with Warren Petroleum Corp., and as controller of Davis Investments, a company engaged in oil and real estate activities.

Bryan D. Porto	1998	54

 Mr. Porto was appointed Group Vice President of Regional Sales for the developing markets in 2002. He previously served as Group Vice President of Operations and Leveraged Diversification, Executive Vice President of MPSI’s Petroleum Services Division, and as Sr. Vice President – Retail Petroleum. He has served in marketing and network planning positions since joining MPSI in the Rio de Janeiro office in 1985.

(1)	The individual identified is a member of the Compensation Committee.

(2)	The individual identified is a member of the Audit Committee.

Meetings of the Board and Committees of the Board.

During the fiscal year ended December 31, 2003, the Board of Directors held two regular meetings, one special meeting and had five Actions by Consent. All of the directors attended at least 75% of the meetings of the Board. To assist it in carrying out its duties, the Board of Directors has standing Compensation and Audit Committees. The Board of Directors does not have a standing Nominating Committee or a formal policy for shareholder communications to the Board of Directors. The Company’s small Board of Directors collectively considers nominations to the Board of Directors. The relatively small size and simple administrative structure of the Company permits shareholders easy access to the Company’s management and Board of Directors for any communications, including those pertaining to director nominations.

On May 18, 2000, the Board of Directors unanimously approved a written charter for the Audit Committee. The Audit Committee is comprised of three Board members considered to be independent of management and the Company as they have no relationship that may interfere with exercise of their independence. Information regarding the functions performed by the Committee, its memberships, and the number of meetings held during the fiscal year is set forth in the “Board Audit Committee Report” included in this proxy statement. Both Joseph McNay and John McQueen of the Audit Committee qualify as “audit committee financial experts.”

The Committee annually reviews service fees from the Company’s independent auditors. A breakdown of those fees by category over the last two years is set forth in “Appointment of Independent Auditors” below. The Audit Committee has reviewed the fees and they do not believe that the provision of non-audit related fees impaired the independence of Tullius Taylor Sartain & Sartain LLP.

It is the policy and practice of the Audit Committee to pre-approve the provision of all audit and non-audit services of the Company’s independent auditors.

The Compensation Committee’s functions are to develop and monitor compensation arrangements. In performing these functions, the Compensation Committee approves salary ranges and actual salaries for all executive officers, monitors the effectiveness of and adopts changes as appropriate for all executive compensation programs, sets requirements for and evaluates performance under the executive compensation plans and approves all awards under such plans, and administers and makes awards, interpretations and other decisions under certain other employee benefit and compensation plans. The Compensation Committee held one meeting during the fiscal year ended December 31, 2003 and covered additional compensation matters during the regular Board meetings. See also “Compensation of Directors and Officers–Board Compensation Committee Report on Executive Compensation.”

Board Audit Committee Report.

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the Committee under generally accepted auditing standards. In addition, the Committee has discussed with the independent auditors the auditors’ independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of nonaudit services with the auditors’ independence.

The Committee discussed with the Company’s independent auditors the overall scope and plans for their audits. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The Committee held four meetings during fiscal year 2003. John McQueen attended all four meetings, and John Bumgarner and Joseph McNay attended one meeting.

In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-KSB for the year ended December 31, 2003 for filing with the Securities and Exchange Commission.

The Audit Committee
 John C. Bumgarner, Jr.
Joseph C. McNay
John J. McQueen

Information With Respect to Certain Executive Officers.

The following table sets forth the executive officers who are not also directors of the Company. Similar information regarding executive officers who are also directors is set forth above in the section “Information with Respect to Directors.” If such officer has been employed by the Company for less than five years, other background information and experience is listed. All officers of the Company serve at the pleasure of its Board of Directors, and there exists no arrangement or understanding among any of the Company’s executive officers with any other person pertaining to their selection to serve in such position.

	Serving in
Name and All Positions	Current
And Office Held Within The Company	Position Since	Age
James C. Auten.	1996	55

  Mr. Auten was appointed Vice President and Chief Financial Officer in 1996. Mr. Auten joined MPSI in 1984 as Corporate Controller and held such position until December 1992 when he was appointed Principal Accounting Officer. Prior to joining MPSI, Mr. Auten was with KPMG Peat Marwick accounting team.

Richard K. Abrams.	2001	55

  Mr. Abrams was appointed Group Vice President, Regional Sales in 2001. Prior to joining MPSI in 2000 as Managing Director of Europe and Africa, he served in various executive positions with Caltex Corporation around the world. Mr. Abrams currently resides in Bristol, England.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based upon a review of Forms 3, 4 and 5 furnished to the Company with respect to its most recent fiscal year, the Company has determined that reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis.

Code of Ethics

The Company has not adopted a Code of Ethics as described in Item 406(b) of Regulation S-B because it believes such a code is unnecessary in light of the Company’s size, history and other employee policies.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table.

The following table summarizes the compensation paid over the last three completed fiscal years to the Company’s CEO and the other executive officers of the Company who received compensation of $100,000 or more during the fiscal year ended December 31, 2003.

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other				All
				Annual				Other
				Compen-	Restricted		LTIP	Compen-
Name and			Bonus	sation	Stock	Options/	Payouts	sation
Principal Position	Year	Salary	($)	($) (1)	Awards	SARS (#)	($)	($) (2)
		($)
Ronald G. Harper	2003	$208,434	—	$9,000	—	—	—	$12,218
Chairman of the Board	2002	231,285	—	9,000	—	—	—	11,318
	2001	220,298	—	9,000	—	—	—	11,218
Bryan D. Gross	2003	140,470	—	—	—	—	—	5,560
President and CEO	2002	151,315	—	—	—	—	—	5,837
	2001	145,340	10,000	—	—	—	—	4,240
Bryan D. Porto	2003	137,193	—	—	—	—	—	5,455
Group Vice President,	2002	147,791	—	—	—	—	—	5,421
Operations & Diversification	2001	145,002	—	—	—	—	—	5,719
James C. Auten	2003	98,178	—	—	—	—	—	2,628
Group Vice President and	2002	107,105	—	—	—	—	—	2,609
Chief Financial Officer	2001	105,482	—	—	—	—	—	2,774
Richard K. Abrams	2003	136,000	—	6,888	—	—	—	11,336
Group Vice President,	2002	144,996	—	6,888	—		—	13,861
Convenience Retailing	2001	144,996	4,929	6,888	—	—	—	2,839

(1)	Represents automobile lease paid/auto allowance.

(2)	The components of “All Other Compensation” for the fiscal years ended December 31, 2003, 2002, and 2001 include (a) Company matching contributions to the Company’s 401(k) defined contribution plan (Mr. Harper–$6,000, $5,100, and $5,000; Mr. Porto–$4,434, $4,400, and $4,698; Mr. Auten–$1,607, $1,588, and $1,753; and Dr. Gross–$4,539, $4,816 and $3,219, respectively); and (b) supplemental life insurance premiums paid by the Company (Mr. Harper–$6,218, $6,218, and $6,218, Mr. Porto–$1,021, $1,021, and $1,021; Mr. Auten–$1,021, $1,021, and $1,021, and Dr. Gross–$1,021, $1,021 and $1,021, respectively).

Mr. Abrams is a resident of the United Kingdom and participates in comparable plans — Company match for the pension plan was $7,198 in 2003, $9,360 in 2002, and $4,329 in 2001. Supplemental life insurance premiums paid by the Company were $4,138 in 2003, $4,501 in 2002, and $1,580 in 2001.

Options Exercised Table.

The following table sets forth information concerning each exercise of stock options by the named executive officers during the fiscal year ended December 31, 2003, together with information concerning unexercised options held by the named executive officers:

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values

(a)	(b)	(c)	(d)	(e)
	Shares		Number of Securities	Value of Unexercised In-the-
	Acquired	Value	Underlying Unexercised	Money Options/SARs at FY-
	on Exercise	Realized	Options/SARs at FY-End(#)	End ($)
Name	(#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable
James C. Auten	*	*	-- / --	-- / --
Bryan D. Porto	*	*	-- / --	-- / --
Bryan D. Gross	*	*	13,000/ --	-- / --
Richard K. Abrams	*	*	10,000/ --	-- / --

*  None exercised during the period.

Employment Contracts and Severance Arrangements.

Historically the Company’s employees are employed “at will” and are not subject to employment agreements, except with respect to certain European employees. Executive officers who are subject to employment agreements include MPSI’s new President and Chief Executive Officer, Dr. Bryan Gross, and the Vice President of MPSI’s Europe/Africa operations, Richard Abrams.

Dr. Gross’ employment agreement was effective February 1, 2004 at which time his appointment to the indicated positions became effective. The term of the employment agreement is for three years. It establishes a base salary of $182,000 annually subject to periodic adjustment based on a change in the Consumer Price Index. All other benefits are in accordance with MPSI’s standard benefit plans applicable to all employees except that (a) Dr. Gross will receive 90 days’ notice in the event of termination together with severance at double the rate applicable to the general employee population, (b) Dr. Gross is eligible for certain bonus payments relative to 2004 liquidity growth, revenue growth, and industry diversification, and (c) Dr. Gross is to be paid 5% of all proceeds in excess of $3.0 million in the event the Company is sold.

Richard Abrams is a resident of the United Kingdom and in accordance with standard employment practices in that country is employed subject to an employment agreement between he and MPSI Systems Ltd. The agreement was effective May 29, 2000 and continues in force subject to 90 days’ notice of termination by either party. Annual salary reviews are required and have resulted in the compensation benefits set forth in the Summary Compensation Table herein. The agreement further entitles Mr. Abrams to standard employment benefits in the UK, including pension, healthcare, life insurance, a company car and various office equipment. The agreement contains confidentiality and non-competition provisions in the event of termination.

The Company maintains a severance policy applicable to all full-time regular employees with at least one year of full-time service. Eligible employees are those who are terminated as the result of (1) a reduction of the Company’s work force, (2) elimination of a job or position, (3) inability to satisfactorily perform required responsibilities, or (4) relocation of applicable Company facilities. The amount of severance paid is based upon the employee’s base salary and length of service, and includes payment for vested but unused vacations and pro rated automobile allowances, if applicable. In March 2003, the Company revised its severance policy for all employees. As a result of that revision, no employee was entitled to severance in excess of $100,000 in 2003; however, effective in 2004, Dr. Gross will be entitled to severance in the amount of $105,000.

Board Compensation Committee Report on Executive Compensation.

The Compensation Committee of the Board of Directors (the “Committee”) is composed of Ronald G. Harper, Chairman of the Board of Directors and independent outside directors, John C. Bumgarner, Jr. and Joseph C. McNay. The Committee held one meeting during fiscal year 2003 and all of the members of the Committee attended the meeting. The Committee is responsible for overseeing and administering the Company’s executive compensation program described below.

The executive compensation program of the Company is reviewed and approved annually by the Committee and is designed to serve the interests of the Company and its stockholders by aligning executive compensation with stockholder objectives and to encourage and reward management initiatives and good performance. Specifically, the executive compensation program seeks to:

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

Salary.

The Committee considers annual salary adjustments for the Company’s executive officers, including those named in the Summary Compensation Table. Salary adjustments are designed to reflect internal comparability, organizational considerations and competitive data provided by outside surveys. As a general rule, salary ranges are targeted toward the median of survey results.

Incentive Awards.

Executives are periodically eligible for cash awards annually based upon financial and nonfinancial results relative to pre-established performance targets and objectives. No such cash awards were paid to executive officers in any of the years during the three-year period ended December 31, 2003 due to the Company’s vulnerable operating position. For fiscal year 2004, incentive bonus plans have been put into place for Ronald Harper and Dr. Bryan Gross. Mr. Harper is eligible for incentive bonuses in the event that he is successful in achieving certain strategic business diversification objectives. Dr. Gross is eligible for incentive bonuses tied to growth in Company liquidity and revenues as well as to the achievement of business diversification. As amounts potentially due under such incentive plans are variable depending upon the degree of uplift experienced by the Company, it is not possible at this time to quantify the potential bonuses that could be awarded, if any.

Stock Options.

The Company’s 1998 Stock Option Plan, approved by the stockholders in 1998, permits the Committee to grant incentive or nonstatutory stock options to executive officers. The plan provides for stock option awards giving executives the right to purchase common stock over a five-year period at the fair market value per share as of the date the option is granted. Options generally become exercisable in three equal annual installments beginning one year after grant. Neither Mr. Harper nor any other members of the Compensation Committee are eligible to participate in the stock option plan. At April 2, 2004 there are options representing 23,000 shares outstanding under The 1998 Stock Plan applicable to the named executive officers.

Chief Executive Officer Compensation.

During 2003, the Company implemented an across-the-board salary reduction of approximately 10% applicable to all employees. This was one of several measures undertaken in order to reduce the Company’s expense base in light of revenue trends. Accordingly, the compensation of Ronald Harper was reduced from $231,285 in 2002 to $208,434 effective April 1, 2003. Effective February 1, 2004, Mr. Harper relinquished the responsibilities of day-to-day operational management to Dr. Bryan Gross who became the Company’s President and Chief Executive Officer on that date. The Compensation Committee has retained the same level of base salary for Mr. Harper during 2004 (subject to incentive bonuses as described above) in recognition of transitional assistance he will provide to Dr. Gross and for his ongoing activities associated with Company diversification initiatives. The Compensation Committee established new compensation parameters for Dr. Gross as described under “Employment Agreements and Severance Arrangements” above, which took effect from February 1, 2004.

The Compensation Committee
John C. Bumgarner, Jr.
Ronald G. Harper
Joseph C. McNay

Compensation Committee Interlocks and Insider Participation.

Ronald G. Harper, Chief Executive Officer of the Company, is the only member of the Compensation Committee who is also an employee or officer of the Company.

Directors’ Compensation.

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

As of April 2, 2004, the Company had 2,911,780 shares of common stock issued and outstanding. The following table sets forth, to the Company’s knowledge as of April 2, 2004, the beneficial ownership of shares by each person or entity beneficially owning more than 5% of the common stock, each director, each nominee, and certain executive officers, individually, and all directors and executive officers as a group.

Amount and Nature of
Beneficial Ownership

	Beneficial Ownership
	of Common Stock
	Number	Percent
Name of Common Stockholder	of Shares	of Class
Ronald G. Harper (1)(2)	1,266,724	43%
John C. Bumgarner, Jr.	205,322	7%
Joseph C. McNay	242,722	8%
Bank of Oklahoma, N.A.	284,714	10%
RS Investment Management Co., LLC (3)	225,838	8%
Sanford Orkin	222,222	8%
James C. Auten (2)	1,166	*
Bryan D. Porto (2)	4,057	*
Bryan D. Gross (2)	13,893	*
Richard K. Abrams (2)	10,000	*
All officers and directors as a group (7 persons)	1,743,884	59%

*	Less than 1%.

(1)	Includes 201,024 shares of common stock held in trust for the benefit of Mr. Harper’s family, 479,209 shares held in trust for the benefit of certain charities. Mr. Harper has sole voting and investment power over all of the trust shares except for 198,524 shares over which he shares investment or voting power. Mr. Harper’s immediate family owns 194,253 shares. Mr. Harper disclaims beneficial ownership of these trust and family-held shares.

(2)	The indicated individuals are executive officers of the Company.

(3)	As reported in the Schedule 13G filed by the named person (among others), voting and dispositive power over the listed shares may be deemed shared among the RS Value Group, RSIM, LP, the RS Orphan Fund, LP and the RS Orphan Offshore Fund and the named person by reason of corporate relationships. Each such beneficial owner has the same address as that set forth above for the named person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions.

In February 1999, the Company obtained an exclusive license to incorporate in a new suite of products a software modeling engine, Huff 2000, developed by Dr. David L. Huff, a member of the Company’s Board of Directors since 1982. Since Dr. Huff’s resignation from the Board effective October 2002, this agreement has been inactive.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     (3)     Exhibits.

Exhibit
Number		Description
*3.1	—	Certificate of Incorporation of MPSI Systems Inc., as amended, filed as the same numbered exhibit with the Company’s Form 10-Q dated March 31, 1987, File No. 0-11527.

*3.2	—	By-laws, as amended, filed as Exhibit 3.1 with the Company’s Form 10-Q dated June 30, 1987, File No. 0-11527.

*3.3	—	Certificate of Designation dated September 23, 1993 establishing the rights conferred on $.10 Par Value Convertible Preferred Stock, Series 1993, filed as the same numbered exhibit with the Company’s 1993 Form 10-K, File No. 0-11527.

*3.4	—	Amendment to Certificate of Incorporation dated November 16, 1993 to reflect a one-for-ten reverse stock split, filed as the same numbered exhibit with the Company’s 1993 Form 10-K, File No. 0-11527.

*10.1	—	MPSI Systems Inc. 1998 Stock Plan, filed as the same numbered exhibit with the Company’s 1998 Form 10-K, File No. 0-11527.

*10.7	—	Real property lease dated February 11, 1998, between American Southwest Properties, Inc., as lessor, and the Company, as lessee, relating to the Company’s Tulsa, Oklahoma facility, filed as the same numbered exhibit with the Company’s 1998 Form 10-K, File No. 0-11527.

*10.15	—	Indemnification Agreements with Directors and Officers of MPSI Systems Inc. filed as the same numbered exhibit with the Company’s 1986 Form 10-K, File No. 0-11527.

*10.16	—	MPSI Systems Inc. Amended and Restated 1988 Stock Option Plan, effective November 29, 1988, filed as Exhibit 4.5 with the Company’s 1994 Form S-8, File No. 0-11527.

*10.17	—	Stock Option Agreement pursuant to MPSI Systems Inc. Amended and Restated 1988 Stock Option Plan, filed as Exhibit 4.6 with the Company’s 1994 Form S-8, File No. 0-11527.

*10.20	—	MPSI Systems Inc. Matching Investment Plan, effective January 1, 1990, filed as Exhibit 4(c) with Pre-effective Amendment No. 1 to the Company’s Form S-8, filed on December 29, 1989, File No. 0-11527.

*21	—	List of Subsidiaries filed as Exhibit 21 to the Company’s Form 10-KSB for the year ended December 31, 2003.

23	—	Consent of Independent Auditors – Tullius Taylor Sartain & Sartain LLP.

31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

32	—	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350

*Incorporated by reference.

(b)	Two reports on Form 8-K were filed during the last quarter of 2003. In the first report filed October 7, 2003, the appointment of Bryan D. Gross as President and Chief Executive Officer of MPSI, effective February 1, 2004, was reported. In the second, filed November 12, 2003, the appointment of Bryan D. Gross to the Board of Directors and the decision of the Board to take MPSI private, subject to obtaining shareholder approval, were reported.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate audit fees billed or to be billed by Tullius Taylor Sartain & Sartain LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB and services that are normally provided by the accountant in connection with performance of the annual audit were approximately $77,000 and $60,000 for the years ended December 31, 2002 and 2003, respectively.

Audit Related Fees.

The aggregate fees billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for audit related services rendered in connection with the audits of the Company’s 401(k) Plan and consultation on accounting standards or transactions were approximately $10,000 and $1,000 for the years ended December 31, 2002 and 2003, respectively.

Tax Fees.

The aggregate fees billed or to be billed for professional services rendered by Tullius Taylor Sartain & Sartain LLP for tax compliance, tax advice and tax planning were approximately $10,000 and $1,000 for the years ended December 31, 2002 and 2003, respectively.

All Other Fees.

There were no other fees billed by Tullius Taylor Sartain & Sartain LLP for professional services other than those reported in the categories above for the years ended December 31, 2002 and 2003, respectively.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 22nd day of April 2004.

MPSI SYSTEMS INC

By	/s/ Bryan D. Gross
Bryan D. Gross
President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

/s/ Ronald G. Harper Ronald G. Harper	Chairman of the Board	April 22, 2004

/s/ James C. Auten James C. Auten	Vice President and Chief–Financial Officer and Principal Accounting Officer	April 22, 2004

s/ John C. Bumgarner, Jr. John C. Bumgarner, Jr.	Director	April 22, 2004

/s/ Joseph C. McNay Joseph C. McNay	Director	April 22, 2004

/s/ John J. McQueen John J. McQueen	Director	April 22, 2004

/s/ Bryan D. Porto Bryan D. Porto	Director	April 22, 2004

     The Company’s proxy statement for the Annual Meeting of Stockholders to be held later this year has not yet been sent to stockholders of record. Copies of such materials will be furnished to the Commission at such time as they are sent to stockholders.

INDEX TO EXHIBITS

Exhibit
Number		Exhibit
23	—	Consent of Independent Auditors

31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)

31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)

32	—	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) and 18 U.S.C. 1350