Form 10QSB
period 2004-03-31
MPSI SYSTEMS INC
filed 2004-05-13
CIK 714540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004	Commission file no. 0-11527

MPSI SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	73-1064024

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4343 South 118th East Avenue, Tulsa Oklahoma 74146

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code                                         (918) 877-6774

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No.

Number of shares of common stock outstanding at March 31, 2004 -                                         2,911,780

PART I. FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

MPSI SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

March 31,
Assets	2004
(Unaudited)
Current assets:
Cash and cash equivalents	$276,000
Receivables	1,118,000
Other current assets	212,000

Total current assets	1,606,000
Capitalized product development costs, net	481,000
Property and equipment, net of accumulated depreciation and amortization	305,000
Other assets	276,000

Total assets (Note 3)	$2,668,000

See accompanying notes to condensed consolidated financial statements.

MPSI SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Cont’d)

March 31,
Liabilities and Stockholders' Equity	2004
(Unaudited)
Current liabilities:
Accounts payable	$610,000
Accrued liabilities	789,000
Deferred revenue	1,404,000

Total current liabilities	2,803,000
Noncurrent deferred revenue	309,000

Total liabilities	3,112,000

Commitments and contingencies
Stockholders’ Equity (Deficiency):
Preferred Stock, $.10 par value, 1,000,000 shares authorized, none issued or outstanding	—
Common Stock, $.05 par value, 20,000,000 shares authorized, 2,912,000 shares issued and outstanding at
March 31, 2004	146,000
Junior Common Stock, $.05 par value, 500,000 shares authorized, none issued or outstanding	—
Additional paid-in capital	13,145,000
Deficit	(14,040,000)
Other accumulated comprehensive income	305,000

Total stockholders’ equity (deficiency)	(444,000)

Total liabilities and stockholders’ equity (deficiency)	$2,668,000

See accompanying notes to condensed consolidated financial statements.

MPSI SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$2,169,000	$2,239,000
Cost of Sales	1,129,000	1,036,000

Gross profit	1,040,000	1,203,000

Operating expenses:
General and administrative	716,000	540,000
Marketing and client services	651,000	790,000
Research and development	235,000	383,000

Total operating expenses	1,602,000	1,713,000

Operating income (loss)	(562,000)	(510,000)
Other income (expense)	(3,000)	(12,000)

Loss before income taxes	(565,000)	(522,000)
Provision for income taxes	19,000	2,000

Net loss	$(584,000)	$(524,000)

Per Share:
Basic and diluted loss per common share	$(.20)	$(.18)

See accompanying notes to condensed consolidated financial statements.

MPSI SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

					Other
	Common stock		Additional		accumulated	Total
			paid-in		comprehensive	stockholders'
	Shares	Amount	capital	Deficit	income	equity
Balance, December 31, 2003	$2,912,000	$146,000	$13,145,000	$(13,456,000)	$313,000	$148,000
Net loss	—	—	—	(584,000)	—	(584,000)
Other accumulated comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(8,000)	(8,000)

Total comprehensive loss						$(592,000)

Balance, March 31, 2004	2,912,000	$146,000	$13,145,000	$(14,040,000)	$305,000	$(444,000)

See accompanying notes to condensed consolidated financial statements.

MPSI SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net loss	$(584,000)	$(524,000)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	198,000	226,000
Net loss on closure of foreign subsidiaries	—	28,000
Decrease in assets	27,000	154,000
Decrease in liabilities	(257,000)	(35,000)

Net cash used by operating activities	(616,000)	(151,000)

Cash flows from investing activities:
Purchase equipment	—	(17,000)
Capitalized product development costs	—	(73,000)

Net cash used by investing activities	—	(90,000)

Decrease in cash	(616,000)	(241,000)
Cash at beginning of period	892,000	864,000

Cash at end of period	$276,000	$623,000

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General Notes:

Certain notes to the December 31, 2003 audited consolidated financial statements filed with Form 10-KSB, as amended, are applicable to the unaudited consolidated financial statements for the three months ended March 31, 2004. Accordingly, reference should be made to the audited consolidated financial statements at December 31, 2003.

Revenue Recognition. Effective January 1, 2003, the Company adopted a revised method of estimating its percentage of completion for its major consulting and technology projects. In fiscal 2002 and prior periods, the Company aggregated all phases of a production project together (contractually and internally) and made its percentage of completion calculation based upon the ratio of actual costs incurred at any measurement date to total estimated costs for the project. Effective in fiscal 2003 the Company began to unbundle its project pricing (contractually and internally) so that individual phases of the production process are separately priced (and costed). Accordingly, the percentage of completion will be adjusted as each phase is complete and the aggregation of completed phases will represent the overall percentage of completion for the project / contract. Management has elected to make this change because it is a more conservative and accurate method of determining percentage of project completion and because this method results in financial information about internal profit centers which will be critical to performance evaluation of the production groups and to resource allocation decisions.

In the opinion of Management, the unaudited consolidated financial statements as of March 31, 2004 contain all adjustments (including normal recurring accruals) necessary to fairly present the financial position and the results of operations of the Company. The timing of market study orders and software license agreements can significantly impact quarterly results of operations and, accordingly, the results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

New Accounting Standard. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities,” that provides guidance in determining when variable interest entities should be consolidated in the financial statements of the primary beneficiary. For the Company, the consolidation provisions of FIN 46, as revised, are effective in fiscal years beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

2.	Supplemental Cash Flow Information:

The Company paid interest of $7,000 and $3,000 during the three months ended March 31, 2004 and 2003, respectively. Income taxes of $10,000 and $14,000 were paid during the three months ended March 31, 2004 and 2003, respectively.

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

Set forth below is certain condensed financial information presented with respect to the operational segments that shall carry forward in 2004, together with a reconciliation to loss before income taxes. These reported operational segments represent aggregations of certain information relative to operations in homogenous countries within the defined geographic segments. All revenue is from external customers as there are no inter-segment sales.

($000)	S E G M E N T S

Quarter Ended March 31,		Europe / Africa /	Pacific
2004	Americas	Middle East	Rim	Totals
Revenues	$1,296	$26	$847	$2,169
Contribution margin	$504	$(142)	$202	$564
Reconciling items not allocated to operating segments:
Corporate administration, sales and technology expense				(1,126)
Other income (expense)				(3)

Loss before income taxes				$(565)

Total assets				$2,668

Quarter Ended March 31,		Europe / Africa /	Pacific
2003	Americas	Middle East	Rim	Totals
Revenues	$1,276	$262	$701	$2,239
Contribution margin	$264	$60	$337	$661
Reconciling items not allocated to operating segments:
Corporate administration, sales and technology expense				(1,171)
Other income (expense)				(12)

Loss before income taxes				$(522)

Total assets				$4,630

4.	Contingent Liability

On March 29, 2004 the Company received an assessment notice from the Oklahoma Department of Labor (“DOL”). The DOL is requiring MPSI to pay an additional $151,000 of separation payments to employees furloughed in March 2003 and subsequently terminated. This assessment was over and above severance payments already made by MPSI to such employees in accordance with MPSI’s severance policy. MPSI has filed a protest and request for hearing before an administrative law judge. A hearing date has not yet been set, however, on the basis of the DOL assessment, the Company has accrued an aggregate of $151,000 related to this matter.

5.	Comprehensive Income

Comprehensive income is net income, plus certain other items that are recorded directly to stockholders’ equity, bypassing net income. The only such items currently applicable to the Company are foreign currency translation adjustments.

Comprehensive loss was $(592,000) and $(379,000) for the quarters ended March 31, 2004 and 2003, respectively.

ITEM 2 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND QUARTERLY RESULTS OF OPERATIONS

Results of Operations

     Consistent with historical results in the first fiscal quarter, MPSI experienced sluggish results. The Company reported a net loss of $584,000 or $.20 per share on revenues of $2.2 million for the quarter ended March 31, 2004 compared with a loss of $524,000 or $.18 per share on revenue of $2.2 million for the comparable quarter ended March 31, 2003. Included in the March 2004 results was the recognition of approximately $151,000 of separation costs mandated by a governmental agency in respect of the Company’s March 2003 reduction in force (see note 4 to the consolidated financial statements). Excluding the nonrecurring separation costs, the Company’s modest improvement in operating results, as reflected during the first quarter of 2004 (a loss of $433,000 or $.15 per share) compared with the 2003 quarter, is principally the result of positive effects of 2003 staff and other cost reduction activities as discussed in greater detail below.

     Revenue for the quarters ended March 31, 2004 and 2003 were virtually equal, although in both cases below the average quarterly results targeted by management for the respective annual fiscal periods. To a certain extent, the first fiscal quarter of any year is subject to sluggishness, as many of MPSI’s most significant customers are just beginning to operate under new annual cost budgets and MPSI must overcome the sales cycle to begin tapping those budgets. As to the March 2004 quarter, there was also another negative impact associated with the Company’s accelerated production activities during the last quarter of fiscal 2003 which had the effect of moving revenue into fiscal year 2003 that might otherwise have been taken up during the first quarter of fiscal 2004. These activities in the fourth quarter of fiscal 2003 were in line with management’s attempts to capitalize on late orders in order to maximize earnings for that fiscal year.

     Although the fluctuations in revenue from most MPSI product lines were nominal between the March 2004 quarter and the comparable March 2003 quarter, the Company did experience variances in regional revenue contributions from certain of its geographic segments between the indicated quarters. Revenue from Europe/South Africa was down approximately $236,000 (90%) in the March 2004 quarter compared with the March 2003 quarter, principally as the result of customer project timing. However, the cyclical pattern of business particularly in South Africa portends a generally lower level of revenue from that country for fiscal 2004 as a whole. In Asia, MPSI experienced an increase in revenue between the two indicated quarters of approximately $146,000 (20%). National database deliveries in Japan, which production is in full swing during the March 2004 quarter compared to being in a start-up mode during the March 2003 quarter, accounted for most of the change. National databases delivered to customers in Japan and Korea have been a significant contributor to MPSI revenues over the last 18 months. Beginning in the September 2004 quarter, MPSI expects Japanese and Korean clients to sign on for another series of database updates that will generate follow-on revenue well into 2005. Revenue in MPSI’s North American segment was virtually the same between the indicated quarters (approximately $1.3 million). However, management is pleased that efforts to introduce a new consulting service, Capital Optimization Solutions, have been well received as evidenced by the revenue trend ($465,000 in the quarter ended March 31, 2004 versus $137,000 for the comparable quarter last year).

     Despite the normal sluggishness associated with first quarter activities for the reasons noted above, management is pleased with the trend of new orders. Orders for the quarter ended March 31, 2004 of approximately $2.9 million represented a 100% improvement over the $1.4 million of orders taken during the quarter ended March 31, 2003. As a result, backlog was $5.1 million at March 31, 2004. The Company expects approximately $2.6 million of the March 2004 backlog to turn over during the remainder of 2004. Although the March 31, 2004 backlog is lower than the backlog at March 31, 2003 ($6.4 million), management attributes most of the difference to the effects of the national database orders from Asia which were new to backlog at March 31, 2003 and most of which have been earned through March 31, 2004. As noted above, expected renewals by Asian clients for updates to these national databases later this year should have the effect of substantially raising backlog to a more comparable level. The timing of large multi-year orders such as the Asian national databases can have a significant impact on the level of backlog at any particular point in time.

     Gross margins from production activities declined to 48% during the March 2004 quarter compared with 54% achieved in the first quarter last year. This decline reflected a change in project mix. The March 2004 quarter included fewer multi-client, high margin projects as compared with the March 2003 quarter. Historically, as a fiscal year progresses, the opportunities for clients to add on to already produced market model projects improve, and with it MPSI generally experiences improved annual gross margin percentages. Further, as to MPSI’s pricing-oriented revenue stream, more of such revenues in the March 2004 quarter were concentrated from lower margin products (pricing surveys) as compared to pricing revenue in the March 2003 quarter which were the result of higher margin consulting projects.

     Excluding the one-time accrual for additional separation costs of $151,000 (see Note 4 to Consolidated Financial Statements), operating expenses were down $262,000 (15%) in the quarter ended March 31, 2004 as compared with the March 2003 quarter. This cost improvement is primarily due to staff and other cost reductions implemented in late March 2003 and thereafter. With those actions, MPSI anticipated quarterly cost savings of approximately $300,000. The apparent shortfall for the March 2004 quarter is due to higher than normal professional service fees associated with the Company’s “going-private” activities, which are expected to culminate during the June 2004 quarter.

     Other income and expenses relate principally to foreign exchange transaction gains/losses, interest and income taxes. Although the Company continues to be exposed to possible foreign exchange gains/losses due to the fact that portions of MPSI’s billings to customers are denominated in foreign currencies, these activities had no material effect on quarterly results in either the March 2004 or 2003 quarters. Likewise, interest expense was not a major factor to either quarter. The Company experienced interest expense of $7,000 for the March 2004 quarter compared with $3,000 for the quarter ended March 31, 2003. As the Company has no outstanding debt, interest charges generally relate to supplier financing. Income taxes of $19,000 during the quarter ended March 31, 2004 were up from $2,000 in the March 2003 quarter. MPSI presently experiences only nominal annual US income tax due to net operating loss carryforwards from prior years. The recorded income taxes relate to foreign income tax withheld at the source of customer payments, principally in Canada and Japan, during the March 2004 quarter.

Financial Condition and Liquidity

     The Company’s working capital deficit was approximately $1,197,000 at March 31, 2004, an improvement of 26% when compared with the deficit of $1,616,000 at March 31, 2003. That improvement was principally associated with cost saving measures implemented in 2003 (which resulted in lower operating accounts payable and accrued liabilities at March 31, 2004). Further, a higher percentage of “pre-billings” to customers was earned at March 31, 2004 than was the case at March 31, 2003 (as evidenced by the relationship between accounts receivable and the current portion of deferred revenue at the respective measurement points). However, as compared with working capital at the end of fiscal 2003, the Company experienced a decrease of $456,000 (62%). Working capital in the fourth quarter of any fiscal year typically benefits from “windfall” orders from customers utilizing remaining portions of the annual operating budgets. Since December 31, 2003 and in line with typical first quarter sluggishness, the Company has had to tap into its cash reserves and extend payment cycles to suppliers. MPSI has no working capital debt facility to smooth the fluctuation in cash liquidity sometimes experienced due to the timing of new orders/billings versus fixed expenses. Management anticipates that the relatively low liquidity situation at March 31, 2004 will improve beginning in the June 2004 quarter.

     As reflected in the Statement of Cash Flows, the Company’s liquidity position has not allowed for substantial capital investment. This situation has had no detrimental effects on operations, however, since (a) the present product technology leads the field and should require no substantial upgrades this fiscal year, and (b) internal computer networks were modestly upgraded in 2003 and are sufficient to meet projected 2004 operating requirements. The Company has no present equipment acquisition commitments but will likely undertake modest upgrades later in 2004. Likewise, certain web-oriented product development is slated for later this year.

     Current and noncurrent portions of deferred revenue related to the Company’s ability to bill customers in advance for most projects. Such increases to account receivable or cash are recorded with an offsetting entry to deferred revenue until such time as the Company has completed each project’s earnings process (see revenue recognition policies in the Footnotes to Consolidated Financial Statements). The noncurrent portions of deferred revenue relate principally to multi-year software license and maintenance contracts, which were prepaid at origination and are earned over the life of the respective agreements. The current portion of deferred revenue relates principally to retail consulting service projects ($1.0 million) and multi-year software license revenues expected to turn over within the twelve months following March 31, 2004 ($354,000). The Company anticipates that all of current deferred service-oriented revenue and $287,000 of current deferred software licensing revenue will turn over during the remainder of fiscal year 2004.

     Other than changes associated with quarterly earnings, there have been no material variations in the equity accounts since March 31 or December 31, 2003. The Board of Directors has authorized and management is in the process of taking the Company private. These actions have been undertaken in response to the increasing costs of remaining a public company versus the lack of benefits currently associated therewith. MPSI has filed preliminary proxy materials for review by the Securities and Exchange Commission. At the completion of that review process, MPSI will file definitive proxy materials and distribute them to all stockholders of record at the established record date. At the Company’s next annual meeting, expected to take place during the June 2004 quarter, a vote on the “going-private” issue will take place. Assuming that vote is in the affirmative, MPSI expects to file for de-registration shortly thereafter.

Off-Balance Sheet Arrangements

     None.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Use of Estimates

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (hereinafter referred to as “GAAP”) and the application of GAAP requires management to make estimates that affect the Company’s reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In many instances, the Company could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, the Company’s future financial statement presentation of its financial condition or results of operations will be affected.

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

•	Stock-Based Compensation: At December 31, 2002, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

•	Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables (immaterial in the condensed statements reflected herein) based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

•	Capitalized Product Development Costs: Cost of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) is presented net of accumulated amortization.

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

Portions of this document may constitute forward-looking statements as defined by federal law. Although the Company believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. Additional information about issues that could lead to material changes in performance is contained in the Company’s annual report on Form 10-KSB, as amended, which is filed with the Securities and Exchange Commission.

ITEM 3 – CONTROLS AND PROCEDURES

     MPSI Systems Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to MPSI Systems Inc. (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act. There have not been any significant changes to the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings –

     In March 2003, MPSI furloughed 18 employees in the United States pending a determination of subsequent business volume, particularly as it related to several major proposals outstanding at the time. Ultimately, the results of those proposals were not sufficient to recall all furloughed employees so that the Company communicated permanent severance notices to the affected group of 10 employees in September 2003 and began paying severance and other separation costs in accordance with company policies.

     The Company was notified at various times during the fourth quarter of 2003 and the first quarter of 2004 that certain of the severed employees had filed claims for additional separation compensation with the Oklahoma Department of Labor (“DOL”), Wage & Hour Division. On March 29, 2004, the DOL provided the Company with additional assessment notices, effective March 19, 2004, for 10 former employees with the total of additional assessments being approximately $151,000.

     On April 14, 2004, the Company filed a formal protest with the DOL and is awaiting a hearing date. The Company’s position is that it fully complied with all laws applicable to the furlough/severance situations and that all payments in accordance with Company policies have been previously made. Management is not able to determine the ultimate outcome of these matters.

Item 2 — Changes in Securities — None.

Item 3 — Defaults Upon Senior Securities – None.

Item 4 — Submission of Matters to a Vote of Security Holders — None

Item 5 — Other Information – None.

Item 6 — Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K — None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned hereunto duly authorized.

MPSI SYSTEMS INC.
Date May 13, 2004	By /s/ Bryan D. Gross
Bryan D. Gross, President
(Chief Executive Officer)

Date May 13, 2004	By /s/ James C. Auten
James C. Auten, Vice President
(Chief Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Chief Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.