Form 10KSB/A
period 2003-12-31
MPSI SYSTEMS INC
filed 2004-06-10
CIK 714540

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB / A

AMENDMENT NO. 2

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

COMMON STOCK, $.05 Par Value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No[  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-KSB. [ X ]

     The issuer’s revenues for fiscal year ended December 31, 2003 were $10,825,000.

     The aggregate market value of common stock held by non-affiliates of the registrant on December 31, 2003 was approximately $191,000.

     The number of shares outstanding of the registrant’s common stock was 2,911,781 shares of $0.05 Par Value Common Stock as of December 31, 2003.

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following tables set forth, for the periods indicated, certain items in the consolidated statements of operations:

	Years Ended December 31,
	2003	2002
Operating Data:
Revenues	$10,825,000	$12,201,000
Net income (loss)	1,000	(1,889,000)
Per share:
Basic income (loss) per common share	$0.00	$(0.65)
Weighted average common shares outstanding	2,912,000	2,912,000
Diluted income (loss) per common and common equivalent share	$0.00	$(0.65)
Weighted average shares of common stock and dilutive common stock equivalents outstanding	2,912,000	2,912,000

     The following supplemental unaudited quarterly information is presented in order to reflect intra-period trends:

	2003				2002
In Thousands	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$2,239	$2,927	$2,968	$2,691	$4,023	$3,060	$1,686	$3,432
Gross profit	1,203	1,538	1,662	1,469	2,363	1,764	648	1,942
Operating expenses	1,713	1,448	1,339	1,262	2,320	2,376	1,758	1,709
Operating income (loss)	(510)	90	323	207	43	(612)	(1,110)	233

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

s	Revenue Recognition: MPSI uses the percentage of completion method of recognizing revenue for its major consulting and technology projects. Effective January 1, 2003, the Company adopted a revised method of estimating its percentage of completion. In fiscal 2002 and prior periods, the Company aggregated all phases of a production project (contractually and internally) and made its percentage of completion calculation based upon the ratio of actual costs incurred at any measurement date to total estimated costs for the project. Effective for fiscal 2003 the Company has begun to unbundle its project pricing (contractually and internally) so that individual phases of the production process are separately priced (and costed). Accordingly, percentage of completion will be adjusted as each phase is complete and the aggregation of completed phases will represent the overall percentage of completion for the project / contract. Management has elected to make this modification because it is a more conservative and accurate method of determining percentage of project completion and because this method results in financial information about internal profit centers which will be critical to performance evaluation of the production groups and to resource allocation decisions.

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

s	Stock-Based Compensation: At December 31, 2003, the Company has one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

s	Receivables: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables (immaterial in the condensed statements reflected herein) based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectable. Recoveries of trade receivables previously written off are recorded when received.

s	Capitalized Product Development Costs: Cost of software held for resale (which was either purchased with the intent to incorporate the acquired software in MPSI products or developed internally) is presented net of accumulated amortization.

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

s	Income Taxes: The Company applies the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations during the period that includes the enactment date.

s	Foreign Currency Translation: Assets and liabilities of the Company’s foreign operations are translated from the foreign operating currency to the U.S. Dollar equivalent for consolidated reporting purposes using the applicable exchange rates at the balance sheet date. Revenues and expenses are translated at average rates for the year. Equity accounts are reflected at historical rates. Exchange differences from these translations are included in other comprehensive income until such time as foreign operations are terminated, at which point cumulative foreign exchange

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

LIABILITIES AND
STOCKHOLDERS’
EQUITY

MPSI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31,
2003
ASSETS
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

MPSI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002
Net income (loss)	$1,000	$(1,889,000)
Adjustments to reconcile income (loss) from operations to cash provided by operations:
Depreciation and amortization of property and equipment	323,000	357,000
Amortization of product development costs	568,000	726,000
Deferred income taxes	(118,000)	—
Loss on sale of assets	(1,000)	—
Trailing cost of foreign office closures	16,000	—
Changes in assets and liabilities:
Decrease (increase) in assets:
Receivables	989,000	1,510,000
Inventories	(45,000)	(61,000)
Other assets	(48,000)	62,000
Increase (decrease) in liabilities:
Trade payables, accruals and other liabilities.	(285,000)	(220,000)
Taxes payable	(12,000)	9,000
Deferred revenue	(1,204,000)	1,157,000

Net cash provided by operating activities	184,000	1,651,000

Cash flows from investing activities:
Purchase equipment	(44,000)	(126,000)
Capitalized product development costs	(113,000)	(436,000)
Proceeds from disposition of assets	1,000	—

Net cash used by investing activities	(156,000)	(562,000)

Cash flows from financing activities:
Cash used for debt service	—	900,000)

Net cash used by financing activities	—	(900,000)

Increase in cash	28,000	189,000
Cash at beginning of period	864,000	675,000

Cash at end of period	$892,000	$864,000

See accompanying notes to consolidated financial statements.

MPSI SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Additional		Other Accumulated	Total
		Carrying	Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Value	Capital	Deficit	Income	Equity
Balance – December 31, 2001	2,912,000	$146,000	$13,145,000	$(11,568,000)	$372,000	$2,095,000
Net loss	—	—	—	(1,889,000)	—	(1,889,000)
Other accumulated comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(146,000)	(146,000)
Total comprehensive loss						(2,035,000)

Balance – December 31, 2002	2,912,000	$146,000	$13,145,000	$(13,457,000)	$226,000	$60,000
Net income	—	—	—	1,000	—	1,000
Other accumulated comprehensive income:
Foreign currency translation adjustment.	—	—	—	—	87,000	87,000
Total comprehensive income						88,000

Balance – December 31, 2003	2,912,000	$146,000	$13,145,000	$(13,456,000)	$313,000	$148,000

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

     Amortization of capitalized product development costs is generally based upon useful lives of 18 to 36 months. The provision for amortization totaling $568,000 and $726,000 for the fiscal years ended December 31, 2003 and 2002, respectively, is reflected partially in cost of sales-software licensing (fiscal years 2003 - $535,000 and 2002 - $330,000) and partially in cost of sales-information services and software maintenance (fiscal years 2003 - $33,000 and 2002 - $396,000). Based upon current sales forecasts, capitalized product development costs are projected to be recoverable. However, these sales forecasts are subject to certain vulnerabilities that could potentially affect the recoverability of those costs.

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

December 31,
2003
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

     Information on segments and a reconciliation to income before taxes are as follows:

	S E G M E N T S
Year Ended		Europe / Africa	Pacific
December 31, 2003	Americas	/ Middle East	Rim	Totals
Revenues	$5,575,000	$837,000	$4,413,000	$10,825,000
Contribution Margin	$1,917,000	$23,000	$1,891,000	$3,831,000
Reconciling items not allocated to operating segments:
Corporate administration, sales and technology expense				(3,721,000)
Other income (expense)				(174,000)

Loss before income taxes				$(64,000)

Total assets				$3,510,000

	S E G M E N T S
Year Ended		Europe / Africa	Pacific
December 31, 2002	Americas	/ Middle East	Rim	Totals
Revenues	$8,229,000	$1,311,000	$2,661,000	$12,201,000
Contribution Margin	$3,202,000	$157,000	$531,000	$3,890,000
Reconciling items not allocated to operating segments:
Corporate administration, sales and technology expense				(5,336,000)
Other income (expense)				(247,000)

Loss before income taxes				$(1,693,000)

Total assets				$5,256,000

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

     More than 96% of total revenues from continuing operations were derived from the petroleum industry during each of the years ended December 31, 2003 and 2002. Individual customers accounted for MPSI revenues that were in excess of 10% of consolidated revenues in those years as follows (in millions of dollars):

	For the Years Ended
	December 31
	2003		2002
	Amount	%	Amount	%
ExxonMobil	$1.1	10	$1.7	14
BP Amoco	1.4	13	2.0	16
Nippon Oil Corporation	1.3	12	*	*
Caltex-Chevron-Texaco	1.9	18	*	*

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

11. Liquidity and Management’s Plan:

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

The Compensation Committee’s functions are to develop and monitor compensation arrangements. In performing these functions, the Compensation Committee approves salary ranges and actual salaries for all executive officers, monitors the effectiveness of and adopts changes as appropriate for all executive compensation programs, sets requirements for and evaluates performance under the executive compensation plans and approves all awards under such plans, and administers and makes awards, interpretations and other decisions under certain other employee benefit and compensation plans. The Compensation Committee held one meeting during the fiscal year ended December 31, 2003 and covered additional compensation matters during the regular Board meetings. See also “Compensation of Directors and Officers—Board Compensation Committee Report on Executive Compensation.”

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

	Serving in
Name and All Positions	Current
And Office Held Within The Company	Position Since	Age
James C. Auten	1996	55

     Mr. Auten was appointed Vice President and Chief Financial Officer in 1996. Mr. Auten joined MPSI in 1984 as Corporate Controller and held such position until December 1992 when he was appointed Principal Accounting Officer. Prior to joining MPSI, Mr. Auten was with KPMG Peat Marwick accounting team.

Richard K. Abrams	2001	55

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

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other				All
				Annual				Other
				Compen-	Restricted		LTIP	Compen-
Name and		Salary	Bonus	sation	Stock	Options/	Payouts	sation
Principal Position	Year	($)	($)	($) (1)	Awards	SARS (#)	($)	($) (2)
Ronald G. Harper	2003	$208,434	—	$9,000	—	—	—	$12,218
Chairman of the Board	2002	231,285	—	9,000	—	—	—	11,318
	2001	220,298	—	9,000	—	—	—	11,218
Bryan D. Gross	2003	140,470	—	—	—	—	—	5,560
President and CEO	2002	151,315	—	—	—	—	—	5,837
	2001	145,340	10,000	—	—	—	—	4,240
Bryan D. Porto	2003	137,193	—	—	—	—	—	5,455
Group Vice President,	2002	147,791	—	—	—	—	—	5,421
Operations & Diversification	2001	145,002	—	—	—	—	—	5,719
James C. Auten	2003	98,178	—	—	—	—	—	2,628
Group Vice President and	2002	107,105	—	—	—	—	—	2,609
Chief Financial Officer	2001	105,482	—	—	—	—	—	2,774
Richard K. Abrams	2003	136,000	—	6,888	—	—	—	11,336
Group Vice President,	2002	144,996	—	6,888	—		—	13,861
Convenience Retailing	2001	144,996	4,929	6,888	—	—	—	2,839

(1)	Represents automobile lease paid/auto allowance.

(2)	The components of “All Other Compensation” for the fiscal years ended December 31, 2003, 2002, and 2001 include (a) Company matching contributions to the Company’s 401(k) defined contribution plan (Mr. Harper—$6,000, $5,100, and $5,000; Mr. Porto — $4,434, $4,400, and $4,698; Mr. Auten—$1,607, $1,588, and $1,753; and Dr. Gross—$4,539, $4,816 and $3,219, respectively); and (b) supplemental life insurance premiums paid by the Company (Mr. Harper—$6,218, $6,218, and $6,218, Mr. Porto—$1,021, $1,021, and $1,021; Mr. Auten—$1,021, $1,021, and $1,021, and Dr. Gross—$1,021, $1,021 and $1,021, respectively).

Mr. Abrams is a resident of the United Kingdom and participates in comparable plans – Company match for the pension plan was $7,198 in 2003, $9,360 in 2002, and $4,329 in 2001. Supplemental life insurance premiums paid by the Company were $4,138 in 2003, $4,501 in 2002, and $1,580 in 2001.

Options Exercised Table.

The following table sets forth information concerning each exercise of stock options by the named executive officers during the fiscal year ended December 31, 2003, together with information concerning unexercised options held by the named executive officers:

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values

(a)	(b)	(c)	(d)	(e)
			Number of Securities	Value of Unexercised In-the-
	Shares		Underlying Unexercised	Money Options/SARs at FY-
	Acquired	Value	Options/SARs at FY-End (#)	End ($)
	on Exercise	Realized
Name	(#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable
James C. Auten	*	*	-- / --	-- / --
Bryan D. Porto	*	*	-- / --	-- / --
Bryan D. Gross	*	*	13,000/ --	-- / --
Richard K. Abrams	*	*	10,000/ --	-- / --

*	None exercised during the period.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, a corporation organized and existing under the laws of the State of Delaware, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, State of Oklahoma, on the 10th day of June 2004.

MPSI SYSTEMS INC.

By	/s/ Bryan D. Gross

Bryan D. Gross
President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the date indicated.

/s/ Ronald G. Harper	Chairman of the Board	June 10, 2004

Ronald G. Harper

/s/ James C. Auten James C. Auten	Vice President and Chief— Financial Officer and Principal Accounting	June 10, 2004
Officer

s/ John C. Bumgarner, Jr. John C. Bumgarner, Jr.	Director	June 10, 2004

/s/ Joseph C. McNay Joseph C. McNay	Director	June 10, 2004

/s/ John J. McQueen John J. McQueen	Director	June 10, 2004

/s/ Bryan D. Porto Bryan D. Porto	Director	June 10, 2004

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